Form 10QSB
period 1997-06-30
LUXEMBURG BANCSHARES INC
filed 1997-08-13
CIK 1037265

U.S. SECURITIES AND EXCHANGE COMMISSION
                Washington, D.C. 20549

                      Form 10-QSB

(Mark one)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
 SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
 PERIOD ENDED June 30, 1997.

[] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
 SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION
 PERIOD FROM                         TO
                      .

Commission file number     0-22471


              Luxemburg Bancshares, Inc.
 (Exact name of small business issuer as specified in
                     its charter)


       Wisconsin                               39-1457904
    (State or other                         (I.R.S. Employer
    jurisdiction of                        Identification No.)
    incorporation or
      organization

    630 Main Street,                              54217
  Luxemburg, Wisconsin
 (Address of principal                         (Zip Code)
   executive offices)

                         (920) 845-2345
                   (Issuer's Telephone Number)


                               N/A

 (Former name, former address and former fiscal year, if changed since last report)



Check whether the issuer (1) filed all reports required
to be filed by Section 13 or 15(d) of the Exchange Act
during the past 12 months (or for such shorter period
that the registrant was required to file such reports),
and (2) has been subject to such filing requirements
for the past 90 days.    Yes            No     [X]


State the number of shares outstanding of each of the
issuer's classes of common equity, as of the latest
practicable date.   As of July 31, 1997, 243,051 shares
of Common Stock were outstanding.


Transitional Small Business Disclosure Format
(Check one):
Yes            No   [X]

              LUXEMBURG BANCSHARES, INC.

                         INDEX



                                                   Page No.
PART I - FINANCIAL INFORMATION

Consolidated Balance Sheets - June 30, 1997 and
December 31, 1996

Consolidated Statements of Income- Six and Three
Months Ended
June 30, 1997 and 1996

Consolidated Statements of Cash Flow -Six Months
Ended
June 30, 1997 and 1996

Notes to Consolidated Financial Statements

Management's Discussion and Analysis of Financial
Condition
and Results of Operations

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

SIGNATURES

            PART I - FINANCIAL INFORMATION
              LUXEMBURG BANCSHARES, INC.
                   AND SUBSIDIARIES
              CONSOLIDATED BALANCE SHEETS
                      (UNAUDITED)
         June 30, 1997 and December 31,  1996

                        ASSETS


                                        1997        1996
Cash and due from banks
                                      $3,071,658  $2,858,813
Interest-bearing deposits                180,027     407,688
Federal funds sold
                                             -0-     466,000

     Cash and cash equivalents         3,251,685   3,732,501

Investment securities available for   14,404,353  14,064,569
sale-Stated at fair value

Total loans                           58,979,577  55,170,942
     Allowance for credit losses
                                       (701,947)   (653,535)

Net loans                             58,277,630  54,517,407
Premises and equipment                 1,772,299   1,380,788
Other investments at cost                253,050     251,650
Other assets
                                       2,146,541   1,953,724

TOTAL ASSETS                         $80,105,558 $75,900,639


         LIABILITIES AND STOCKHOLDERS' EQUITY


                                        1997        1996
LIABILITIES:

Non-interest-bearing deposits         $8,572,109  $7,004,277
Interest-bearing deposits
                                      60,548,329  59,153,184

Total deposits                        69,120,438  66,157,461

Short-term borrowings                  1,067,275     880,076
Borrowed funds                           728,212     185,558
Other liabilities
                                       1,167,800     997,528

     Total liabilities
                                      72,083,725  68,220,623

STOCKHOLDERS' EQUITY:

Common stock- $.1667 par value:
     Authorized - 300,000 shares,         45,083      45,083
Issued - 270,500 shares
Capital surplus                        3,422,141   3,416,080
Retained earnings                      4,899,874   4,579,875
Unrealized gain (loss) on investment
securities available                       4,825     (6,913)
   for sale - Net of tax
Less - 27,449 shares and 27,764
shares, respectively,                  (350,090)   (354,109)
  of treasury common stock, at cost

     Total stockholders' equity
                                       8,021,833   7,680,016

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                               $80,105,558 $75,900,639

   See accompanying notes to consolidated financial
                      statements.

              LUXEMBURG BANCSHARES, INC.
                   AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF INCOME
                      (UNAUDITED)

                              Six Months Ended June    Three Months Ended
                                       30,                  June 30,

                                  1997       1996        1997        1996
INTEREST INCOME:

Interest and fees on loans
                               $2,540,032  $2,261,969  $1,302,161  $1,153,708
Interest on investment
securities:
     Taxable                      354,178     380,301     182,773     184,960
     Tax-exempt                    59,822      16,668      30,292      11,230
Other interest and dividend
income                             24,563      99,433      10,217      31,127

     Total interest income
                                2,978,595   2,758,371   1,525,443   1,381,025

INTEREST EXPENSE:

Deposits                        1,384,797   1,365,726     706,327     669,402
Short-term borrowings              26,961       6,521      18,383       2,526
Borrowed funds
                                   13,521       8,012       8,395       3,920

     Total interest expense
                                1,425,279   1,380,259     733,105     675,848

Net interest income             1,553,316   1,378,112     792,338     705,177
Provision for credit losses
                                   60,000      36,500      30,000      18,000

Net interest income after
provision for credit losses     1,493,316   1,341,612     762,338     687,177

OTHER INCOME:

Service charges on deposit         92,370      87,286      46,971      46,738
accounts
Mortgage underwriting fees -       40,572      28,670      29,014       8,323
Secondary market
Loan servicing fee income          21,273      21,622       7,348      11,569
Other operating income
                                  262,187     232,450     131,836     131,870

     Total other income
                                  416,402     370,028     215,169     198,500

OPERATING EXPENSES:

Salaries and related benefits     717,335     645,860     372,698     333,310
Net occupancy expense              84,611      83,368      41,071      41,378
Equipment rentals,                 96,481      88,179      53,196      43,427
depreciation, and maintenance
Data processing                   129,217      89,426      84,096      46,512
Other operating expenses
                                  292,079     268,552     164,476     141,380

     Total operating expenses
                                1,319,723   1,175,385     715,537     606,007

Income before provision for       589,995     536,255     261,970     279,670
income taxes
Provision for income taxes
                                  172,775     186,413      73,260      99,459

Net income                       $417,220    $349,842    $188,710    $180,211

Earnings per common share           $1.72       $1.44       $0.78       $0.74

   See accompanying notes to consolidated financial
                      statements.

              LUXEMBURG BANCSHARES, INC.
                   AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF CASH FLOW
                      (UNAUDITED)
        Six Months Ended June 30, 1997 and 1996


                                        1997        1996
CASH FLOWS FROM OPERATING
ACTIVITIES:

Net income                              $417,220    $349,842
Adjustments to reconcile net income
to net cash
  provided by operating activities:
    Depreciation                          83,801      81,677
    Accretion of discounts on           (21,812)    (37,162)
securities
    Amortization of premiums on           17,686      32,792
securities
    Provision for credit losses           60,000      36,500
    Employee stock bonus                  10,080      10.730
    Provision for deferred taxes        (31,222)
    Change in other operating assets   (117,256)    (75,041)
    Change in other operating
liabilities                              170,272    (20,429)

      Total adjustments
                                         171,549      29,067

Net cash provided by operating
activities                               588,769     378,909

CASH FLOWS FROM INVESTING
ACTIVITIES:
    Proceeds from maturities of        3,800,164   4,310,817
securities available for sale
    Purchase of securities available (4,117,287)  (4,030,870)
for sale
    Net increase in loans            (3,854,060)  (2,060,346)

    Purchase of additional life         (17,300)    (17,300)
insurance
    Capital expenditures               (401,381)   (222,524)
    Purchase of other investments
                                         (1,400)    (46,400)

Net cash used in investing            (4,591,264) (2,066,623)
activities


CASH FLOWS FROM FINANCING
ACTIVITIES:
    Net increase (decrease) in         2,962,977  (2,502,466)
deposits
    Net increase (decrease) in short-    187,199    (13,922)
term borrowings
    Loan from FHLMC                      500,000
    Principal payments on borrowed      (31,277)    (33,327)
funds
    Dividends paid
                                        (97,220)    (87,384)

Net cash provided by (used in)         3,521,679 (2,637,099)
financing activities

Net decrease in cash and cash          (480,816)  (4,324,813)
equivalents
Cash and cash equivalents at
beginning                              3,732,501   9,054,643

Cash and cash equivalents at end      $3,251,685  $4,729,830

Supplemental information:

Cash paid during the period for:
    Interest                          $1,259,676  $1,273,276
    Income taxes                        $187,968    $188,871

The Bank purchased the assets of Total Financial concepts, Inc. in 1996 for $135,800. In conjunction with the acquisition, the Bank incurred debt of $128,800.
The Company entered into capital leases of $73,931 in 1997 for the purchase of computer equipment.

   See accompanying notes to consolidated financial
                      statements.

      LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (UNAUDITED)

The consolidated financial statements for interim periods are unaudited; however, in the opinion of the management of Luxemburg Bancshares, Inc. ("Company"), all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation have been included. Refer to the Notes to Consolidated
Financial Statements which appear in the Company's Form
10-SB for the Company's accounting policies which are pertinent to these financial statements.

NOTE 1: BASIS OF PRESENTATION
The consolidated financial statements of Company, a bank holding company, include the accounts of Company and Subsidiaries - Bank of Luxemburg, Luxemburg
Investment Corporation, and Area Development
Corporation. All significant intercompany balances and transactions have been eliminated in consolidation.
Goodwill acquired in a business acquisition is being amortized on a straight-line basis over five years.

The accompanying financial statements have been prepared in accordance with the instructions for Form
10-Q and, therefore, do not include all information and footnotes necessary to be in conformity with generally accepted accounting principles.

The Consolidated Statements of Cash Flows has been presented utilizing the indirect method. For purposes of reporting cash flows, the Company considers cash on hand, interest-bearing and non-interest bearing deposits in banks and federal funds sold as cash and cash equivalents.

Earnings per common share are based upon the weighted average number of common shares outstanding. The weighted average number of shares outstanding was 243,051 in 1997 and 242,736 in 1996.

NOTE 2: FINANCIAL INSTRUMENTS WITH OFF-BALANCE  SHEET
RISK
The Bank of Luxemburg's ("Bank's") financial statements do not reflect various commitments and contingent liabilities which arise in the normal course of business and which involve elements of credit risk, interest rate risk, and liquidity risk. These commitments and contingent liabilities are commitments to extend credit and standby letters of credit. A summary of the Bank's commitments and contingent liabilities at each balance sheet date is as follows:

Notional Amount
                                  June 30,    December 31,
                                    1997          1996

Commitments to extend credit      $5,055,000      $4,676,000
Credit card arrangements             616,000         865,000
Standby letters of credit            110,000          84,000

Commitments to extend credit and credit card arrangements are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. A portion of the commitments are expected to be drawn upon, thus representing future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained upon extension of credit is based on management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable; inventory;
property, plant, and equipment; real estate; and stocks and bonds. Management does not anticipate any material losses as a result of these commitments.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds collateral supporting those commitments for which collateral is deemed necessary.
Because these instruments have fixed maturity dates and because many of them expire without being drawn upon, they do not generally present any significant liquidity risk to the Bank. Management does not anticipate any material losses as a result of these letters of credit.

NOTE 3: ACCOUNTING CHANGES
The Financial Accounting Standards Board (FASB) issued
Statement of Financial Accounting Standards (SFAS) No.
122, "Accounting for Mortgage Servicing Rights," in May
1995. As required under the statement, the Company adopted the provisions of the new standard effective
September 1, 1996. SFAS No. 122 requires accounting recognition of the rights to service mortgage loans for others. In accordance with SFAS No. 122, prior-period consolidated financial statements have not been restated to reflect the change in accounting principle.

The FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," in June 1996. SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. The statement provides guidelines for classification of a transfer as a sale. The statement also requires liabilities incurred or obtained by transferors as part of a transfer of financial assets be initially recorded at fair value. Subsequent to acquisition, the servicing assets and liabilities are to be amortized over the estimated net servicing period. This statement is required to be adopted for transfers and servicing of financial assets and extinguishments of liabilities occurring after December
31, 1996.

In December 1996, the FASB issued SFAS No. 127,
"Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125." This statement defers implementation of certain provisions of SFAS No. 125 for one year.

In February 1997 the FASB issued SFAS No. 128,
"Earnings per Share," which is effective for financial statements issued for periods ending after December 15, 1997. This statement simplifies the standards for computing earnings per share ("EPS") previously found in APB No. 15. It replaces the presentation of primary
EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

Earlier application of this statement is not permitted. The Company does not have a complex capital structure and has determined that the impact of adoption will not have a material effect on the consolidated financial statements of the Company.

The FASB issued SFAS No. 130, "Reporting Comprehensive
Income", in June 1997. This statement amends FASB No.
52, "Foreign Currency Translation", FASB No. 80,
"Accounting for Futures Contracts", FASB No. 87,
"Employers' Accounting for Pensions" and FASB No. 115,
"Accounting for Certain Investments in Debt and Equity
Securities". This statement is effective for fiscal years beginning after December 15, 1997. Restatement of financial statements for earlier periods provided for comparative purposes is required. Earlier application is permitted. Under SFAS No. 130 the Company will be required to report unrealized gains (losses) on investment securities available for sale as a component of comprehensive income. Reported Comprehensive Income would have been as follows for each reported period:

                                Reported Net  Comprehensive
       Reporting Period            Income         Income

Six Months Ended June 30, 1997       $417,220       $428,959
Six Months Ended June 30, 1996       $349,842       $268,722

Three Months Ended June 30,          $188,710       $239,765
1997
Three Months Ended June 30,          $180,211       $144,862
1996


In June 1997 the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and related
Information," which is effective for financial statements issued for periods beginning after December
15, 1997. This statement establishes standards for reporting operating segments in financial statements and interim financial reports issued to shareholders.
FASB No. 131 supersedes FASB No. 14, "Financial
Reporting for Segments of a Business Enterprise" and amends FASB No. 94, "Consolidation of All Majority-
Owned Subsidiaries". This statement requires restatement of comparative information for earlier years presented. Also, this statement need not be applied to interim financial statements in the initial year of application, but comparative information for interim periods in the initial year of application must be reported in financial statements for interim periods in succeeding years. The Company has determined that the adoption of SFAS No. 131 will not have a material impact on the consolidated financial statements of the Company.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS
      LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES


SELECTED QUARTERLY FINANCIAL DATA

                         Three Months Ended        Six Months Ended
                               June 30,                 June 30,
                             1997         1996        1997       1996

Net Earnings                $188,710    $180,211    $417,220    $349,842
Average Consolidated
Balance Sheet Items:
   Loans                  56,029,822  49,421,368  55,287,700  48,763,504
   Taxable Investment     11,754,898  13,632,427  11,716,639  13,575,154
    Securities
   Municipal Loans &       4,038,993   2,005,482   3,961,071   1,715,960
    Investments
   Other Earning Assets      730,402   2,410,293     899,704   3,770,366
      Total Earning       72,554,115  67,469,570  71,865,114  67,824,984
       Assets
   Total Assets           78,073,540  72,330,688  77,159,052  72,672,157
   Deposits               68,988,195  64,050,900  68,197,843  64,401,627
   Shareholders' Equity    8,036,694   7,237,424  7,938,566    7,205,697

Key Ratios:
   Average Equity to          10.29%      10.01%      10.29%      9.92%
    Average Total Assets
   Return on Average            .97%       1.00%       1.22%      0.96%
    Total Assets
   Return on Average           9.39%       9.96%      10.51%      9.71%
    Equity
   Net Interest Margin         4.38%       4.20%       4.38%      4.11%

NET INTEREST INCOME
Net interest income, the principal source of earnings, is the amount by which interest generated by earning assets exceeds the interest costs of liabilities obtained to fund them. As shown below, net interest income has increased $87,161 or 12.36% to $792,338 for the three months ended June 30, 1997 from $705,177 for the three months ended June 30, 1996. The increase in net interest income is primarily due to a mix shift in earning assets to loans, which provide the highest yield of all earning assets.


               Three Months Ended June 30,    Six Months Ended June 30,
                      1997       1996               1997       1996
Interest Income   $1,525,443 $1,381,025         $2,978,595  $2,758,371
Interest Expense     733,105    675,848          1,425,279   1,380,259
Net Interest Income $792,338   $705,177         $1,553,316  $1,378,112

Net Interest Margin    4.38%      4.20%              4.38%       4.11%

RATE/VOLUME ANALYSIS
The impact of changes in volume and interest rates on net interest income for the three and six months ended
June 30, 1997 and 1996 is illustrated in the following tables:

Three Months Ended June 30, 1997 Compared to Three
Months Ended June 30, 1996.

Increase (Decrease) in Net Interest Income
                         Net Change   Due To       Due To
                                       Rate        Volume
Interest Income          $  144,418  $  14,768     $ 129,650
Interest Expense             57,257     (8,877)       66,134
Net Interest Income      $   87,161  $ 23,645      $  63,516


Six Months Ended June 30, 1997 Compared to Six Months
Ended June 30, 1996.

Increase (Decrease) in Net Interest Income
                         Net Change   Due To       Due To
                                       Rate        Volume
Interest Income          $  220,224   $ 3,608     $ 216,616
Interest Expense             45,020   (46,996)       92,016
Net Interest Income      $  175,204  $ 50,604     $ 124,600


Even though the average yield on the banks loan portfolio decreased in the second quarter of 1997 compared to the second quarter of 1996 additional loan volume raised the average yield on all earning assets to 8.43% for the three months ended June 30, 1997 from 8.23% for the three months ended June 30, 1996. Except for certificates of deposits, other borrowings and interest bearing demand deposits rates paid on the bank's deposits were generally lower for the three months ended June 30, 1997 compared to the three months ended June 30, 1996. Interest expense was $733,105 for the three months ended June 30, 1997 compared to $675.848 for the three months ended June 30, 1996 and reflects the growth in interest bearing deposits to $61,749,757 for the three months ended June 30, 1997 from $57,306,871 for the three months ended June 30, 1996.

OPERATING RESULTS
Net income for the three months ended June 30, 1997 increased $8,499 or 4.7% to $188,710 from $180,211 for the three months ended June 30, 1996. The increase in net interest income is $87,161 for the three months ended June 30, 1997 compared to the three months ended
June 30, 1996 and is discussed in "Net Interest Income" and "Rate/Volume Analysis" elsewhere in this report.
Higher operating expenses for salaries and related benefits and data processing expense for the three months ended June 30, 1997 compared to the three months ended June 30, 1996 offset the company's increase in net interest margin. The increase in salaries and related benefits is due to the opening of the company's
IGA branch in the second quarter of 1996 and higher employee costs due to the implementation of an in-house computer system in May, 1997 and the initial regulatory filing in the second quarter of 1997. For the quarter ended June 30, 1997 income tax benefit of $11,799 was recorded by Luxemburg Bancshares, Inc. Previously the company's accountant recorded income tax benefit only at December 31.

Net income for the six months ended June 30, 1997 increased $67,378 or 19.3% to 417,220 from $349,842 for the six months ended June 30, 1996. The increase in net interest income is $175,204 for the six months ended June 30, 1997 compared to the six months ended June 30, 1996 and is primarily due to higher loan volume and a shift of earning assets to loans from investment secirities. Higher operating expenses for salaries and related benefits and data processing expense for the six months ended June 30, 1997 compared to the six months ended June 30, 1996 partially offset the Company's increase in net interest margin. The increase in salaries and related benefits is due to the opening of the Company's IGA branch in the second quarter of 1996 and higher employee costs due to the implementation of an in-house computer system in May, 1997 and the initial regulatory filing in the second quarter of 1997. For the quarter ended June 30, 1997 income tax benefit of $11,799 was recorded by Luxemburg Bancshares, Inc. Previously, the Company's accountant recorded income tax benefit only at December 31.

ALLOWANCE FOR LOAN LOSSES
 The amount charged to the provision for loan losses by the Bank is based on management's evaluation as to the amounts required to maintain an allowance adequate to provide for potential losses inherent in the loan portfolio. The level of this allowance is dependent upon the total amount of past due and non-performing loans, general economic conditions and management's assessment of potential losses based upon internal credit evaluations of the loan portfolio and particular loans. Loans are entirely to borrowers in Northeast
Wisconsin.

The Bank generally places loans on non-accrual status when the loan is past due as to the payment of interest and/or principal in excess of 90 days. The bank also places loans on a non-accrual status when it deems the collection of such interest unlikely. Loans are returned to full accrual status when the loan is brought current according to all terms of the loan agreement, all past due principal and interest is paid and the bank deems its collateral position adequate to warrant a return to accrual status.

At June 30, 1997 and 1996 the Company did not have any loans past due 90 days or more that were still accruing interest nor any loans that meet the definition of "Troubled Debt Restructuring" contained in SFAS No. 15.
In addition, there were no loans considered to be impaired in accordance with the requirements of SFAS No. 114.
The Bank had $329,000 of nonaccrual loans at June 30, 1997 and $305,000 of nonaccrual loans at June 30, 1996.

During the three months ended June 30, 1997, $30,000 was charged to the provision for loan losses compared to $18,000 for the three months ended June 30, 1996. At
June 30, 1997 the allowance was $702,000 or 1.19% of total loans. This compares to an allowance of $608,000 or 1.18% of total loans as of June 30, 1996. For the three months ended June 30, 1997 the Bank had net charge-offs of $13,000 compared to net charge-offs of $1,000 for the three months ended June 30, 1996.

The following table summarizes loan charge-offs and recoveries by type of loan for the three months ended
June 30, 1997 and 1996:

    Loan Type           June 30, 1997          June 30, 1996

                   Charge-Off   Recovery    Charge-Off  Recovery

Real Estate           $          $            $1,000    $1,000
Commercial and
 Industrial                      3,000                   4,000
Agricultural
Consumer              19,000     3,000         7,000     2,000

TOTALS               $19,000    $6,000        $8,000    $7,000


The following table summarizes loan charge-offs and recoveries by type of loan for the six months ended June 30, 1997 and 1996:


Loan Type                 June 30, 1997               June 30, 1996
                    Charge-Off    Recoveries    Charge-Off       Recoveries
Real Estate        $              $               $ 1,000         $ 1,000
Commercial and
 Industrial                          3,000                          4,000
Agricultural                        12,000                          4,000
Consumer             31,000          5,000          14,000          3,000

    TOTALS          $31,000        $20,000         $15,000        $12,000

The Bank has allocated its allowance for credit losses at the end of each period presented as follows:

  Balance at End of       June 30, 1997      June 30, 1996
Period Applicable to:

                                     % of              % of
                                     loans             loans
                                      to                to
                                     total             total
                          Amount     Loans   Amount    Loans
Commercial and            $   32,000   46%  $  22,000    46%
Real Estate-                            5%                4%
construction
Real Estate-mortgage                   37%               38%
Consumer                      15,000   12%               12%
                                               26,000

Total Domestic                47,000  100%     48,000   100%

Unallocated                  655,000
                                              560,000

TOTALS                     $ 702,000  100%  $ 608,000   100%



LIQUIDITY AND INTEREST RATE SENSITIVITY
The Company must maintain an adequate liquidity position in order to respond to the short-term demand for funds caused by withdrawals from deposit accounts, extensions of credit and for the payment of operating expenses. Maintaining this position of adequate liquidity is accomplished through the management of a combination of liquid assets; those which can be converted into cash and access to additional sources of funds. Primary liquid assets of the Company are cash and due from banks, federal funds sold, investments held as "available for sale" and maturing loans.
Federal funds sold and loans from the Federal Home Loan
Bank system represent the Company's primary source of immediate liquidity and were maintained at a level to meet immediate needs. Federal Funds Sold averaged approximately $150,000 and $1,940,000 for the three months ended June 30, 1997 and 1996, respectively.
Maturities in the Company's loan and investment portfolios are monitored regularly to avoid matching short-term deposits with long-term loans and investments. Other assets and liabilities are also monitored to provide the proper balance between liquidity, safety, and profitability. This monitoring process must be continuous due to the constant flow of cash which is inherent in a financial institution.

The Company actively manages its interest rate sensitive assets and liabilities to reduce the impact of interest rate fluctuations. In addition, the Bank monitors the interest rates paid on Certificates of Deposit as advertised by its competitors and strives to pay competitive interest rates to retain and attract
Certificates of Deposit. Should competitive pressures dictate, the bank may have to increase rates paid to retain the Certificates of the Deposit that mature in the next year and any increase in interest rates paid on Certificates of Deposit may reduce future

Company
Earnings. The Bank also monitors the assets and liabilities that reprice each month to determine the impact on future earnings from anticipated repricings.
At June 30, 1997, the Company's rate sensitive assets exceed rate sensitive liabilities due within one year by $3,222,000.

As part of managing liquidity, the Company monitors its loan to deposit ratio on a daily basis. At June 30, 1997 the ratio was 85.3% which is within the Company's acceptable range.

The Company experienced a decrease in cash and cash equivalents, its primary source of liquidity, of $480,816 for the three months ended June 30, 1997. The primary source of cash flow for the three months ended
June 30, 1997 was an increase in deposits of $2,962,977 and an increase in net borrowings of $655,922. Cash flow from investing activities used $3,854,060 to fund loan growth for the three months ended June 30, 1997.
The Company's management believes its liquidity sources are adequate to meet its operating needs and does not know of any trends, events or uncertainties that may result in a significant adverse effect on the Company's liquidity position.

The following table illustrates the projected maturities and the repricing mechanisms of the major asset/liability categories of the Company as of June
30, 1997, based on certain assumptions. No prepayment rate assumptions have been made for the loan portfolio.
Maturities and repricing dates for investments have been projected by applying the assumptions set forth below to contractual maturities and repricing dates.

                       1 Year    1 - 5    5 - 10   After 10
                      or Less    Years    Years      Years

Interest Earning
Assets:
   Fed Funds Sold
   Investment
    Securities        $2,312,000  3,083,000  5,389,000  3,620,000

   Loans
      Variable Rate   $8,686,000
      Real Estate-    $3,004,000
       Construction
      Real Estate-     9,570,000  6,134,000   679,000
       -Other
      Commercial and $10,528,000 $4,648,000  $825,000
       Industrial
      Agricultural   $4,441,000  $  653,000  $299,000
      Consumer       $2,153,000  $6,666,000  $694,000
   Other             $  433,000

   Total Interest    $41,127,000 $21,184,000 $7,886,000  $3,620,000
    Earning Assets

Interest Bearing
Liabilities:
   Interest Bearing                                      $5,837,000
    Demand
   Savings Deposits  $2,350,000                          $10,610,000
   Money Market      $1,170,000                          $ 2,730,000
    Accounts
   Certificates of  $24,791,000  $4,437,000
    Deposit
   Jumbo CD's       $2,627,000
   IRA's            $5,758,000   $  238,000
   Other            $1,209,000   $  586,000


Total Interest      $37,905,000  $5,261,000               $19,177,000
 Bearing Liabilities


Interest Sensitivity $3,222,000  $15,923,000  $7,886,000 ($15,557,000)
 Gap per Period

Cumulative Interest  $3,222,000  $19,145,000  $27,031,000 $11,474,000
Sensitivity Gap

Interest Sensitivity      4.3%         21.6%        10.7%     (21.1%)
Gap as a Percentage
of Earning Assets

Cumulative                4.3%         25.9%        36.6%      15.5%
Sensitivity Gap as a
Percentage of Earning
Assets

              PART II - OTHER INFORMATION

Item 6.   Exhibits and reports on Form 8-K

     (a)  Exhibits

       27.  Financial Data Schedule

     (b)  Reports on Form 8-K

     During the quarter ended June 30, 1997, the registrant did not file any reports on Form 8-K.


                      SIGNATURES

Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                             LUXEMBURG BANCSHARES, INC.
                            (Registrant)



/s/  John A. Slatky               /s/  Thomas L. Lepinski
---------------------             --------------------------
John A. Slatky,                   Thomas L. Lepinski, C. P. A.
President and Chief               Treasurer
Executive Officer                 (Principal Accounting Officer)

Date    August 7, 1997             Date    August 7, 1997