Form 10QSB
period 1997-09-30
LUXEMBURG BANCSHARES INC
filed 1997-11-12
CIK 1037265

U.S. SECURITIES AND EXCHANGE COMMISSION
                Washington, D.C. 20549

                      Form 10-QSB

(Mark one)
  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
 SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
 PERIOD ENDED September 30, 1997.

  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
 SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION
 PERIOD FROM                         TO.

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



Check whether the issuer (1) filed all reports required
to be filed by Section 13 or 15(d) of the Exchange Act
during the past 12 months (or for such shorter period
that the registrant was required to file such reports),
and (2) has been subject to such filing requirements
for the past 90 days.    Yes  [X]  No  [ ]


State the number of shares outstanding of each of the
issuer's classes of common equity, as of the latest
practicable date.   As of November 10, 1997 243,051
shares of Common Stock were outstanding.


Transitional Small Business Disclosure Format
(Check one): Yes            No   [X]



              LUXEMBURG BANCSHARES, INC.

                         INDEX



                                                   Page No.
PART I - FINANCIAL INFORMATION

Consolidated Balance Sheets - September 30, 1997
and December 31, 1996                                      2

Consolidated Statements of Income- Nine and Three
Months Ended September 30, 1997 and 1996                   3


Consolidated Statements of Cash Flow -Nine Months
Ended September 30, 1997 and 1996                          4


Notes to Consolidated Financial Statements             5 - 7

Management's Discussion and Analysis of Financial
Condition and Results of Operations                    8 - 13

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on form 8-K                 14

SIGNATURES                                                14

            PART I - FINANCIAL INFORMATION
              LUXEMBURG BANCSHARES, INC.
                   AND SUBSIDIARIES
              CONSOLIDATED BALANCE SHEETS
                      (UNAUDITED)
       September 30, 1997 and December 31,  1996

                        ASSETS


                                        1997        1996
Cash and due from banks               $2,665,360  $2,858,813
Interest-bearing deposits                160,733     407,688
Federal funds sold                     1,657,000     466,000

     Cash and cash equivalents         4,483,093   3,732,501

Investment securities available for
  sale-Stated at fair value           14,508,203  14,064,569

Total loans                           60,100,231  55,170,942
  Allowance for credit losses           (644,791)   (653,535)

Net loans                             59,455,440  54,517,407
Premises and equipment                 1,775,908   1,380,788
Other investments at cost                253,050     251,650
Other assets                           2,179,930   1,953,724

TOTAL ASSETS                         $82,655,624 $75,900,639


         LIABILITIES AND STOCKHOLDERS' EQUITY


                                        1997        1996
LIABILITIES:

Non-interest-bearing deposits         $7,679,391  $7,004,277
Interest-bearing deposits             63,300,217  59,153,184

Total deposits                        70,979,608  66,157,461

Short-term borrowings                  1,655,681     880,076
Borrowed funds                           709,467     185,558
Other liabilities                        987,444     997,528

     Total liabilities                74,332,200  68,220,623

STOCKHOLDERS' EQUITY:

Common stock- $.1667 par value:
  Authorized - 300,000 shares,
  Issued - 270,500 shares                 45,083      45,083
Capital surplus                        3,422,141   3,416,080
Retained earnings                      5,147,480   4,579,875

Unrealized gain (loss) on investment
  securities available for sale
  - Net of tax                            58,810     (6,913)
Less - 27,449 shares and 27,764
  shares, respectively, of
  treasury common stock, at cost        (350,090)   (354,109)

     Total stockholders' equity        8,323,424   7,680,016

TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                             $82,655,624 $75,900,639

   See accompanying notes to consolidated financial
                     statements.

              LUXEMBURG BANCSHARES, INC.
                   AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF INCOME
                      (UNAUDITED)

                                Nine Months Ended      Three Months Ended
                                  September 30,           September 30,


                                1997          1996         1997          1996
INTEREST INCOME:

Interest and fees on
  loans                 $  3,912,117  $  3,451,015  $  1,372,085  $  1,189,046
Interest on investment
  securities:
     Taxable                 536,364       563,803      182,186       183,502
     Tax-Exempt               95,920        28,224       36,098        11,556
Other interest and
  dividend income             34,379       121,146        9,816        21,713

     Total interest
       income              4,578,780     4,164,188    1,600,185     1,405,817

INTEREST EXPENSE:

Deposits                   2,122,710     2,028,526      737,913       662,800
Short-term borrowings         50,067         9,895       23,106         3,374
Borrowed funds                25,680        11,736       12,159         3,724

     Total interest
     expense               2,198,457     2,050,157      773,178       669,898

Net interest income        2,380,323     2,114,031      827,007       735,919
Provision for credit
  losses                      90,000        66,000       30,000        29,500
Net interest income
  after provision for
  credit losses              2,290,323     2,048,031      797,007     706,419

OTHER INCOME:

Service charges on
  deposit accounts           142,771       137,351       50,401        50,065
Mortgage underwriting
  fees - Secondary market     91,296        79,975       50,724        51,305
Loan servicing fee
  income                      36,544        34,204       15,271        12,582
Other operating income       375,969       352,979      113,782       120,529

     Total other income      646,580       604,509      230,178       234,481

OPERATING EXPENSES:

Salaries and related
  benefits                 1,092,114       999,634      374,779       353,774
Net occupancy expense        122,651       125,530       38,040        42,162
Equipment rentals,
  depreciation, and
  maintenance                157,403       126,207       60,922        38,028
Data processing              155,473       148,414       26,256        58,988
Other operating
  expenses                   464,805       396,239      172,726       127,687

     Total operating
       expenses            1,992,446     1,796,024      672,723       620,639

Income before provision
  for income taxes           944,457       856,516      354,462       320,261
Provision for income
  taxes                      279,632       292,142      106,857       105,729
Net income              $    664,825  $    564,374 $    247,605  $    214,532

Earnings per common
share                          $2.74         $2.33        $1.02         $0.88

   See accompanying notes to consolidated financial
                     statements.

              LUXEMBURG BANCSHARES, INC.
                   AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CASH FLOW
                      (UNAUDITED)
     Nine Months Ended September 30, 1997 and 1996


                                        1997        1996
CASH FLOWS FROM OPERATING
ACTIVITIES:

Net income                            $664,825      $564,374
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
    Depreciation                       138,584       114,605
    Accretion of discounts on
      securities                      (28,935)      (51,653)
    Amortization of premiums on
      securities                        22,038        47,727
    Provision for credit losses         90,000        66,000
    Employee stock bonus                10,080        10,730
    Gain on sale of premises and
      equipment                          (443)
    Provision for deferred taxes      (12,911)
    Change in other operating assets (197,251)     (110,584)
    Change in other operating
      liabilities                     (10,084)     (256,513)

      Total adjustments                 11,078     (179,688)

Net cash provided by operating
  activities                            675,903       384,686

CASH FLOWS FROM INVESTING
ACTIVITIES:
    Proceeds from sale of securities
      available for sale                           1,730,000
    Proceeds from maturities of
      securities available for sale  5,070,306     4,087,018
    Purchase of securities
      available for sale            (5,406,226)   (5,507,198)
    Net increase in loans           (5,061,871)   (3,852,500)

    Purchase of additional life
      insurance                        (17,300)      (17,300)
    Proceeds from sale of premises
     and equipment                       1,584
    Capital expenditures              (460,914)     (229,225)
    Purchase of other investments       (1,400)      (46,400)

Net cash used in investing
  activities                         (5,875,821)  (3,835,605)

CASH FLOWS FROM FINANCING
ACTIVITIES:
    Net increase (decrease) in
      deposits                       4,822,147    (1,432,472)
    Net increase in short-term
      borrowings                       775,605       392,508
    Loan from FHLMC                    500,000       500,000
    Principal payments on borrowed
      funds                            (50,022)      (45,282)
    Dividends paid                     (97,220)      (87,384)

Net cash provided by (used in)
  financing activities               5,950,510     (672,630)

Net increase (decrease) in cash and
  cash equivalents                     750,592    (4,123,549)
Cash and cash equivalents at
  beginning                          3,732,501     9,054,643
Cash and cash equivalents at end    $4,483,093    $4,931,094

Supplemental information:

Cash paid during the period for:
    Interest                        $ 2,275,105   $ 2,227,057
    Income taxes                    $   276,545   $   328,741

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

                                     Notional Amount
                              September 30,   December 31,
                                   1997           1996

Commitments to extend credit $5,471,000        $4,676,000
Credit card arrangements        604,000           865,000
Standby letters of credit        90,000            84,000

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

NOTE 3: ACCOUNTING CHANGES
The Financial Accounting Standards Board (FASB) issued
Statement of Financial Accounting Standards (SFAS) No.
122, "Accounting for Mortgage Servicing Rights," in May
1995. As required under the statement, the Company adopted the provisions of the new standard effective
September 1, 1996 by recording income of $36,700 in the third quarter of 1996. During 1997 the company recorded income of $2,490 in the first quarter, $11,330 in the second quarter and $15,511 in the third quarter. SFAS
No. 122 requires accounting recognition of the rights to service mortgage loans for others. In accordance with SFAS No. 122, prior-period consolidated financial statements have not been restated to reflect the change in accounting principle.

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

                                        Reported Net     Comprehensive
       Reporting Period                    Income           Income

Nine Months Ended September 30, 1997      $664,825          $730,548

Nine Months Ended September 30, 1996      $564,374          $504,834


Three Months Ended September 30, 1997     $247,605          $301,590

Three Months Ended September 30, 1996     $214,532          $236,112



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

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS
      LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES


SELECTED QUARTERLY FINANCIAL DATA

                             Three Months Ended     Nine Months Ended
                                September 30,          September 30,
                              1997       1996        1997       1996

Net Earnings            $    247,605 $  214,532 $   664,825    $564,374
Average Consolidated
  Balance Sheet Items:
   Loans                  58,399,002  51,571,601  56,336,197  49,706,892
   Taxable Investment
     Securities           11,385,419  13,200,137  11,605,020  13,449,236
   Municipal Loans &
     Investments           4,430,925   2,120,912   4,119,411   1,851,930
   Other Earning Assets      673,994   1,688,787     823,641   3,071,443
      Total Earning
        Assets            74,889,340  68,581,437  72,884,269  68,079,501
   Total Assets           80,648,388  73,688,449  78,297,992  73,013,921
   Deposits               71,463,836  65,480,026  69,298,202  64,763,722
   Shareholders' Equity    8,198,693   7,376,127   8,025,696   7,262,917


Key Ratios:
   Average Equity to
     Average Total Assets     10.17%      10.01%      10.25%       9.95%
   Return on Average
     Total Assets              1.23%       1.16%       1.13%       1.03%
   Return on Average
     Equity                   12.08%      11.63%      11.04%      10.36%
   Net Interest Margin         4.38%       4.27%       4.37%       4.15%


NET INTEREST INCOME
Net interest income, the principle source of earnings, is the amount by which interest generated by earning assets exceeds the interest costs of liabilities obtained to fund them. As shown below, net interest income has increased $91,088 or 12.38% to $827,007 for the three months ended September 30, 1997, from $735,919 for the three months ended September 30, 1996.
The increase in net interest income is primarily due to a mix shift in earning assets to loans, which provide the highest yield of all earning assets, and an increase in the average yield on loans and taxable investments.


                         Three Months Ended     Nine Months Ended
                            September 30,         September 30,
                           1997       1996       1997        1996
Interest Income         1,600,185   1,405,817  4,578,780  4,164,188
Interest Expense          773,178     669,898  2,198,457  2,050,157
Net Interest Income       827,007     735,919  2,380,323  2,114,031

Net Interest Margin          4.38%       4.27%      4.37%      4.15%

RATE/VOLUME ANALYSIS
The impact of changes in volume and interest rates on net interest income for the three and nine months ended
September 30, 1997, and 1996 is illustrated in the following tables :

Three Months Ended September 30, 1997 Compared to Three
Months Ended September 30, 1996.

                    Increase (Decrease) in Net Interest Income
                         Net Change    Due To       Due To
                                        Rate        Volume

Interest Income          $  194,366   $  46,171  $ 148,195
Interest Expense            103,278       5,930     97,348
Net Interest Income      $   91,088   $  40,241  $  50,847


Nine Months Ended September 30, 1997 Compared to Nine
Months Ended September 30, 1996.

                     Increase (Decrease) in Net Interest Income
                         Net Change    Due To       Due To
                                        Rate        Volume
Interest Income          $  414,592   $51,326     $ 363,266
Interest Expense            148,300   (36,892)      185,192
Net Interest Income      $  266,292   $88,218     $ 178,074



Generally higher rates on earning assets for the third quarter of 1997, compared to the third quarter of 1996, and additional loan volume raised the average yield on all earning assets to 8.48% for the three months ended
September 30, 1997 from 8.15% for the three months ended September 30, 1996. Except for certificates of deposits and other borrowings rates paid on the bank's deposits were generally lower for the three months ended September 30, 1997, compared to the three months ended September 30, 1996. Interest expense was $773,178 for the three months ended September 30, 1997 compared to $669.898 for the three months ended September 30, 1996 and reflects the growth in interest bearing deposits to $63,839,728 for the three months ended
September 30, 1997 from $57,872,446 for the three months ended September 30, 1996.

OPERATING RESULTS
Net income for the three months ended September 30, 1997, increased $33,073 or 15.4% to $247,605 from
$214,532 for the three months ended September 30, 1996.
The increase in net interest income is $91,088 for the three months ended September 30, 1997, compared to the three months ended September 30, 1996, and is discussed in "Net Interest Income" and "Rate/Volume Analysis" elsewhere in this report.

Net income for the nine months ended September 30, 1997
increased $100,451 or 17.8% to $664,825 from $564,374
for the nine months ended September 30, 1996. The increase in net interest income is $266,292 for the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996 and is primarily due to higher loan volume and a shift of earning assets to loans from fed funds sold and investment securities.
Higher operating expenses for salaries and related benefits, equipment rentals, depreciation and maintenance and other operating expenses for the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996 partially offset the company's increase in net interest margin. The increase in salaries and related benefits is due to inflationary increases, the opening of the company's IGA branch in the second quarter of 1996 and higher employee costs due to the implementation of an in-house computer system in May, 1997 and the initial regulatory filing in the second quarter of 1997. Income tax benefit of $9,593 for 1997 was recorded by Luxemburg Bancshares, Inc. Previously the company's accountant recorded income tax benefit only at December 31.

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

At September 30, 1997, loans past due 90 days or more that were still accruing interest totaled $369,000. At
September 30, 1996 the Company did not have any loans past due 90 days or more that were still accruing interest. At September 30, 1997 and 1996 the Company did not have any loans that meet the definition of "Troubled Debt Restructuring" contained in SFAS No. 15.
In addition, there were no loans considered to be impaired in accordance with the requirements of SFAS
No. 114. The Bank had $246,000 of nonaccrual loans at September 30, 1997 and $519,000 of nonaccrual loans at September 30, 1996.

During the three months ended September 30, 1997, $30,000 was charged to the provision for loan losses compared to $29,500 for the three months ended
September 30, 1996. At September 30, 1997 the allowance was $645,000 or 1.07% of total loans. This compares to an allowance of $654,000 or 1.18% of total loans as of September 30, 1996. For the nine months ended
September 30, 1997 the Bank had net charge-offs of $98,000 compared to net charge-offs of $9,000 for the nine months ended September 30, 1996.

The following table summarizes loan charge-offs and recoveries by type of loan for the nine months ended
September 30, 1997 and 1996:

    Loan Type      September 30, 1997    September 30, 1996

                   Charge-   Recovery    Charge-  Recovery
                     Off                   Off

Real Estate       $   0      $ 2,000     $ 1,000   $ 1,000
Commercial and                                       5,000
Industrial        68,000       3,000
Agricultural                  20,000                10,000
Consumer          60,000       5,000      24,000

TOTALS          $128,000     $30,000     $25,000   $16,000




The Bank has allocated its allowance for credit losses at the end of each period presented as follows:

Balance at End of Period      September 30, 1997       September 30, 1996
    Applicable to:
                                       % of loans                 % of loans
                                        to total                   to total
                             Amount       Loans        Amount        Loans

Commercial and agricultural  $     0       47%       $ 31,000         46%
Real Estate-construction           0        6%              0          4%
Real Estate-mortgage               0       35%              0         38%
Consumer                      38,000       12%         25,000         12%

Total Domestic                38,000      100%         56,000        100%

Unallocated                  607,000                  598,000

TOTALS                      $645,000      100%       $654,000        100%



LIQUIDITY AND INTEREST RATE SENSITIVITY

The Company must maintain an adequate liquidity position in order to respond to the short-term demand for funds caused by withdrawals from deposit accounts, extensions of credit and for the payment of operating expenses. Maintaining this position of adequate liquidity is accomplished through the management of a combination of liquid assets; those which can be converted into cash and access to additional sources of funds. Primary liquid assets of the Company are cash due from banks, federal funds sold, investments held as "available for sale" and maturing loans. Federal funds sold and loans from the Federal Home Loan Bank system represent the Company's primary source of immediate liquidity and were maintained at a level to meet immediate needs. Federal Funds Sold averaged approximately $166,000 and $973,000 for the three months ended September 30, 1997 and 1996, respectively. Maturities in the Company's loan and investment portfolios are monitored regularly to avoid matching short-term deposits with long-term loans and investments. Other assets and liabilities are also monitered to provide the proper balance between liquidity, safety, and profitability. This monitoring process must be continuous due to the constant flow of cash that is inherent in a financial institution.

The Company actively manages its interest rate sensitive assets and liabilities to reduce the impact of interest rate fluctuations. In addition, the Bank monitors the interest rates paid on Certificates of Deposit as advertised by its competitors and strives to pay competitive interest rates to retain and attract Certificates of Deposit. Should competitive pressures dictate, the bank may have to increase rates paid to retain the Certificates of the Deposits that mature in the next year and any increase in interest rates paid on Certificates of Deposit may reduce future Company Earnings.
The Bank also monitors the assets and liabilities that reprice each month to determine the impact on future earnings from anticipated repricings. At September 30, 1997, the Company's rate sensitive assets exceed rate sensitive liabilities due within one year by $5,837,000.

As part of managing liquidity, the Company monitors its loan to deposit ratio on a daily basis. At September 30, 1997 the ratio was 84.7% which is within the Company's acceptable range.

The Company experienced an increase in cash and cash equivalents, its primary source of liquidity, of $750,592 for the nine months ended September 30, 1997. The primary source of cash flow for the nine months ended September 30, 1997 was cash provided by operating activities of $675,903, an increase in deposits of $4,822,147 and an increase in net borrowings of $1,225,583. Cash flow from investing activities used $5,061,871 to fund loan growth and $460,914 for capital expenditures for the nine months ended September 30, 1997.
The Company's management believes its liquidity sources are adequate to meet its operating needs and does not know of any trends, events or uncertainties that may result in a significant adverse effect on the Company's liquidity position.

The following table illustrates the projected maturities and the repricing mechanisms of the major asset/liability categories of the Company as of September 30, 1997, based on certain assumptions. No prepayment rate assumptions have been made for the loan portfolio. Maturities and repricing dates for investments having been projected by applying the assumptions set forth below to contractual maturities and repricing dates.

                               1 Year or      1-5 Years     5-10 Years      After 10
                                  Less                                        Years
Interest Earning Assets:
 Fed Funds Sold                $ 1,657,000
 Investment Securities         $ 1,758,000     $ 2,947,000     $ 5,934,000     $ 3,869,000

Loans
 Variable Rate                 $ 9,217,000
 Real Estate-Construction      $ 3,696,000
 Real Estate-Other             $ 9,192,000     $ 5,557,000     $   501,000

 Commercial and Industrial     $11,386,000     $ 4,529,000     $   776,000

 Agricultural                  $ 4,497,000     $   594,000     $   281,000

 Consumer                      $ 2,416,000     $ 6,795,000     $   663,000

Other                          $   414,000

Total Interest Earning Assets  $44,233,000     $20,422,000     $ 8,155,000     $ 3,869,000

Interest Bearing Liabilities:
 Interest Bearing Demand       $                                               $ 6,592,000
 Savings Deposits              $ 2,540,000                                     $10,249,000
 Money Market Accounts         $ 1,156,000                                     $ 2,695,000
 Certificates of Deposit       $23,654,000     $ 7,255,000
 Jumbo CD's                    $ 3,092,000     $   201,000
 IRA's                         $ 5,660,000     $   206,000
 Other                         $ 2,294,000     $    71,000

Total Interest Bearing
  Liabilities                  $38,396,000     $ 7,733,000                     $19,536,000

Interest Sensitivity Gap
  per Period                   $ 5,837,000      $12,689,000     $ 8,155,000    ($15,667,000)

Cumulative Interest
  Sensitivity Gap              $ 5,837,000      $18,526,000     $26,681,000     $11,014,000

Interest Sensitivity
  Gap as a Percentage of
  Earning Assets                     7.6%             16.6%           10.6%          (20.4%)

Cumulative Sensitivity
  Gap as a Percentage of
  Earning Assets                     7.6%             24.2%           34.8%           14.4%


                      PART II - OTHER INFORMATION

Item 6.  Exhibits and report on Form 8-K
         (a) Exhibits
             27  Financial Data Schedule

         (b) Reports on Form 8-K


         During the quarter ended September 30, 1997, the registrant did not file any reports on Form 8-K.


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

                                   LUXEMBURG BANCSHARES, INC.
                                   (Registrant)

/s/ John A. Slatky                 /s/ Thomas L. Lepinski
---------------------              --------------------------
John A. Slatky, President          Thomas L. Lepinski, C.P.A.
and Chief Executive Officer        Treasurer (Principal Accounting
                                   Officer)

Date:  November 11, 1997           Date:  November 11, 1997