Form 10KSB
period 1997-12-31
LUXEMBURG BANCSHARES INC
filed 1998-03-20
CIK 1037265

U.S. SECURITIES AND EXCHANGE COMMISSION
                 Washington, DC 20549
                      FORM 10-KSB

[ X ]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

      For The Fiscal Year ended December 31, 1997

[   ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

For The Transition Period from __________ to __________

            Commission File Number 0-22471

              LUXEMBURG BANCSHARES, INC.
    (Name of Small Business Issuer in Its Charter)
          Wisconsin                                39-1457904
(State or Other Jurisdiction of                 (I.R.S. Employer
Incorporation or Organization)                Identification No.)
630 Main Street, Luxemburg, Wisconsin                54217
(Address of Principal Executive Offices)           (Zip Code)

   Issuer's telephone number (920) 845-2345

   Securities registered under Section 12(b) of the
                  Exchange Act:  None

   Securities registered under Section 12(g) of the
                     Exchange Act:
      Common Stock, par value $0.16-2/3 per share
                   (Title of Class)

Check whether the issuer (1) filed all reports required
to be filed by Section 13 or 15(d) of the Exchange Act
during the past 12 months (or shorter period that the
registrant was required to file such reports), and (2)
has been subject to such filing requirements for the
past 90 days. Yes     [X]     No [ ]

Check if there is no disclosure of delinquent filers in
response to Item 405 of regulation S-B is not contained
in this form, and no disclosure will be contained, to
the best of the registrant's knowledge, in definitive
proxy or information statements incorporated by
reference in Part III of this form 10-KSB or any
amendment to this Form 10-KSB.   [ X ]

Issuer's revenues for the year ended December 31, 1997.
$7,109,961.

 The aggregate market value (determined using the book value per share) of common stock held by non-affiliates of the registrant as of March 9, 1998 was $6,845,084.

 The number of shares outstanding of the registrant's common stock as of March 9, 1998 was 243,501.

          DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement dated March
30, 1998 to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held May
2, 1998 are incorporated by reference into Part III.

                        PART I

ITEM 1.   DESCRIPTION OF BUSINESS.

THE COMPANY

     Luxemburg Bancshares, Inc. (the "Company"), a
Wisconsin corporation, was formed June 10, 1983 for the purpose of owning a Wisconsin bank. On December 30, 1983, the Company acquired a controlling interest in the Bank of Luxemburg (the "Bank"). The Bank is now a wholly-owned subsidiary of the Company.

THE BANK

     The Bank was chartered by the Wisconsin Banking
Department (now the Wisconsin Department of
Financial Institutions ("DFI")) on October 6, 1903.
Bank deposits are insured by the Federal Deposit
Insurance Corporation ("FDIC"). The Bank conducts business at the Main Office at 630 Main Street,
Luxemburg, Wisconsin with other offices located at E166
County Hwy. S., Luxemburg ("Dyckesville office") and
602 Center Drive, Luxemburg ("IGA Supermarket office") in Kewaunee County and 1311 Bellevue Street, Green Bay
("Bellevue office") in Brown County. The Bank also maintains five automated teller machines ("ATMs") in Kewaunee, Brown and Door Counties.

     The Bank provides a full range of consumer and commercial banking services to individuals, businesses and farms. The basic services offered include: demand deposit accounts, money market deposit accounts, NOW accounts, time deposits, safe deposit services, credit cards, direct deposits, notary services, money orders, night depository, travelers' checks, cashier's checks, savings bonds, secured and unsecured consumer, commercial and real estate loans and stand-by letters of credit. The Bank offers automated teller machine cards through the TYME and Cirrus ATM networks. In addition, the Bank purchased the financial planning and alternative investment marketing of Total Financial
Concepts in January of 1996 to provide financial planning, estate planning and retirement planning services and to market mutual funds, annuities, life insurance products, Individual Retirement Accounts
(IRAs) and other pension programs.

     As is the case with banking institutions generally, the Bank derives its revenues from interest on the loan and investment portfolios and fee income related to loans and deposits. Income derived from the sale of alternative investment products provides additional fee income. The source of funds for the lending activities are deposits, repayment of loans, sale and maturity of investment securities and borrowing from the Federal Home Loan Bank of Chicago.
Principal expenses are the interest paid on deposits and borrowings and operating and general administrative expenses.

     The Bank's business plan is based on being a strong, established, locally owned bank providing financial services to its local communities. The
Bank's main office and two branch offices are located in western Kewaunee County, serving approximately 25% of the county's 19,000 population. The Bank also serves a small portion of southern Door County from these locations. The Bank serves eastern Brown County with these locations and an office in the Green Bay, Wisconsin market. The Bank targets the individual and small business customers within these markets and emphasizes the advantages of local ownership, (i.e., responsive local loan decisions and community involvement).

     As of December 31, 1997, the Company had total consolidated assets of $83.6 million and total stockholders' equity of $8.5 million.

AREA DEVELOPMENT CORPORATION

     The Company formed Area Development Corporation as a subsidiary to provide the Company with a vehicle to invest in the community in real estate developments which assist low and moderate income residents. To date, the Area Development Corporation has assisted by working with the low-income housing program in Luxemburg by providing officers to serve on the board and to advise on the current and future low-income housing projects; assisting the low-income housing development committee in Dyckesville; researching a low-income housing project and putting aside funds to purchase property if necessary to begin the project;
and providing funds to determine the need for library services locally for all community residents.

LUXEMBURG INVESTMENT CORPORATION

     Luxemburg Investment Corporation ("Investment
Corporation") is a wholly-owned subsidiary of the Bank.
Investment Corporation is a Nevada corporation, the business of which is to hold, invest and reinvest a portion of the investment portfolio of the Bank. See
"INVESTMENTS".

LENDING ACTIVITIES

     The Bank offers a range of lending services, including real estate, consumer, commercial and industrial and agricultural loans to individuals, small business and other organizations that are located in or conduct a substantial portion of their business in the Bank's market area. The Bank's total loans as of December 31, 1997 were $60.9 million, or approximately
73% of total consolidated assets. In addition, the Bank services $17.2 million in consumer real estate loans sold to the Federal Home Loan Mortgage
Corporation ("FHLMC"). Interest rates charged on loans vary with the degree of risk, maturity, and amount of the loan, and are further subject to competitive pressures, cost and availability of funds and government regulations.

     The Bank maintains a comprehensive loan policy that establishes guidelines with respect to all categories of lending activity. The policy establishes lending authority for each individual loan officer and officer and board lending authority. All loans to directors and executive officers are approved by the Board of Directors. The loans are concentrated in four major areas: real estate loans, commercial loans, consumer loans and agricultural loans. The lending strategy is development of a high quality loan portfolio.

     The Bank's credit customers are subject to potential losses as a result of Year 2000 exposure in their own computer systems as well as the computer systems of their suppliers and customers. The Bank is working with those customers that may be significantly affected by the Year 2000 exposure. The exposure, if not adequately addressed will be taken into account in assessing the loss potential, if any, associated with each credit relationship.

     The Bank's real estate loans are secured by mortgages and consist primarily of loans to individuals for the purchase and improvement of real estate and for the purchase of residential lots and construction of single-family residential units. The Bank's residential real estate loans generally are repayable in monthly installments based on up to a thirty year amortization schedule. Typically, loans with terms of fifteen or thirty years must qualify for and are sold to the FHLMC.

     Commercial loans include loans to individuals and small businesses including loans for working capital, machinery and equipment purchases, premise and equipment acquisitions, purchase, improvement and investment in real estate development and other business needs. Commercial lines of credit are typically for a one year term. Other commercial loans with terms or amortization schedules of longer than one year will normally carry interest rates which vary with the prime lending rate and will become payable in full and are generally refinanced in three to five years.
Commercial loans typically entail a thorough analysis of the borrower, its industry, current and projected economic conditions and other factors. The Bank typically requires commercial borrowers to have annual financial statements and requires appraisals or evaluations in connection with the loans secured by real estate. The Bank often requires personal guarantees from principals involved with closely-held corporate borrowers.

     The Bank's consumer loan portfolio consists primarily of loans to individuals for various consumer purposes payable on an installment basis. The loans are generally for terms of five years or less and are secured by liens on various personal assets of the borrower. The Bank also provides consumer credit through its credit card program. These loans are limited open-ended credits requiring minimum monthly payments. Credit card loans are unsecured.

     The Bank also provides services to support dairy farms in the rural areas of Kewaunee and southern Door counties. About twelve (12%) percent of the Bank's loan portfolio, $7.2 million, is in agricultural loans
(including agricultural real estate loans). The loans provide financing for real estate and personal property purchases, as well as operational lines of credit and production financing. The credit terms are typically similar to other commercial loans. The Bank will provide direct financing, as well as guaranteed financing through Federal (FmHA) and State of Wisconsin
(WHEDA) sponsored programs.

DEPOSIT ACTIVITIES

     Deposits are the major source of the Bank's funds for lending and other investment activities. The Bank considers the majority of its regular savings, investors choice, demand, NOW and money market deposit accounts to be core deposits. These accounts comprised approximately 46% of the Bank's total deposits at December 31, 1997. Approximately 54% of the Bank's deposits at December 31, 1997 were certificates of deposit. Generally, the Bank attempts to maintain the rates paid on its deposits at a competitive level.
Deposits of $100,000 and over made up approximately 6% of the Bank's total deposits at December 31, 1997. The majority of the deposits of the Bank are generated from Kewaunee and Brown Counties. Brokered deposits at
December 31, 1997 made up approximately 3% of the Bank's total deposits. For additional information regarding the Bank's deposit accounts, see
"Management's Discussion and Analysis or Plan of
Operation - Liquidity and Interest Rate Sensitivity" and Note 8 of Notes to Consolidated Financial
Statements.

INVESTMENTS

     The Bank invests a portion of its assets in U.S.
Treasury and U.S. Governmental agency obligations, FHLMC, FNMA and FHLB securities, state, county and municipal obligations, collateralized mortgage obligations ("CMO's") and federal funds sold. The investments are managed in relation to the loan demand and deposit growth and are generally used to provide for the investment of excess funds at reduced yields and risks relative to yields and risks of the loan portfolio, while providing liquidity to fund increases in loan demand or to offset fluctuations in deposits.
The investments are held in Investment Corporation as well as in the Bank. The Bank portfolio is to provide for immediate liquidity needs and therefore maintains shorter term investments. Investment Corporation provides for greater investment yields and therefore maintains longer term investments. For further information regarding the Company's investment portfolio, see Note 3 of Notes to Consolidated
Financial Statements.

SUPERVISION AND REGULATION

     Bank Holding Company Regulation. The Company is a one-bank holding company, registered with the Federal
Reserve under the Bank Holding Company Act of 1956, as amended ("BHC Act"). As such, the Company is subject to the supervision, examination, and reporting requirements of the BHC Act and the regulations of the Federal Reserve. The Company is required to furnish to the Federal Reserve an annual report of its operations at the end of each fiscal year, and such additional information as the Federal Reserve may require pursuant to the BHC Act.

     The BHC Act requires every bank holding company to obtain the prior approval of the Federal Reserve before
(i) it may acquire direct or indirect ownership or control of any voting shares of any bank if, after such acquisition, the bank holding company will directly or indirectly own or control more than 5% of the total voting shares of the bank, (ii) it or any of its subsidiaries, other than a bank, may acquire all or substantially all of the assets of the bank, or (iii) it may merge or consolidate with any other bank holding company.

     The BHC Act further provides that the Federal
Reserve may not approve any transaction that would result in a monopoly or would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking in any section of the United States, or the effect of which may be substantially to lessen competition or to tend to create a monopoly in any section of the country, or that in any other manner would be in restraint of trade, unless the anticompetitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned, which generally focuses on capital adequacy. The Federal Reserve must also consider the convenience and needs of the community to be served, including the parties' performance under the Community Reinvestment Act of 1977, as amended (the
"CRA"), which is discussed below.

     The BHC Act generally prohibits the Company from engaging in activities other than banking or managing or controlling banks or other permissible subsidiaries and from acquiring or retaining direct or indirect control of any company engaged in any activities other than those activities determined by the Federal Reserve to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.
In determining whether a particular activity is permissible, the Federal Reserve must consider whether the performance of such an activity reasonably can be expected to produce benefits to the public, such as greater convenience, increased competition, or gains in efficiency, that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interests, or unsound banking practices. For example, factoring accounts receivable, acquiring or servicing loans, leasing personal property, conducting discount securities brokerage activities, performing certain data processing services, acting as agent or broker in selling credit life insurance and certain other types of insurance in connection with credit transactions, and performing certain insurance underwriting activities all have been determined by the Federal
Reserve to be permissible activities of bank holding companies. Despite prior approval, the Federal Reserve has the power to order a bank holding company or its subsidiaries to terminate any activity or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that continuation of such activity or such ownership or control constitutes a serious risk to the financial safety, soundness, or stability of any bank subsidiary of that bank holding company.

     Banks are subject to the provisions of the CRA.
Under the terms of the CRA, the appropriate federal bank regulatory agency is required, in connection with its examination of a bank, to assess such bank's record in meeting the credit needs of the community served by that bank, including low- and moderate-income neighborhoods. The regulatory agency's assessment of the bank's record is made available to the public.
Further, such assessment is required of any bank which has applied to (i) charter a national bank, (ii) obtain deposit insurance coverage for a newly chartered institution, (iii) establish a new branch office that will accept deposits, (iv) relocate an office, or (v) merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution. In the case of a bank holding company applying for approval to acquire a bank or other bank holding company, the Federal Reserve will assess the record of each subsidiary bank of the applicant bank holding company, and such records may be the basis for denying the application.

     Bank Regulation. The Bank is chartered under the laws of the State of Wisconsin and its deposits are insured by the Federal Deposit Insurance Corporation
(the "FDIC") to the extent provided by law. The Bank is subject to comprehensive regulation, examination and supervision by the FDIC and DFI and to other laws and regulations applicable to banks. Such regulations include limitations on loans to a single borrower and to its directors, officers and employees; restrictions on the opening and closing of branch offices; the maintenance of required capital and liquidity ratios;
the granting of credit under equal and fair conditions;
and the disclosure of the costs and terms of such credit. The Bank is examined periodically by the FDIC and DFI to which it submits periodic reports regarding its financial condition and other matters. The FDIC and DFI have a broad range of powers to enforce regulations under their jurisdiction, and to take discretionary actions determined to be for the protection of the safety and soundness of insured banks, including the institution of cease and desist orders and the removal of directors and officers. The
FDIC and DFI also have the authority to approve or disapprove mergers, consolidations, and similar corporate actions.

     Under federal law, federally insured banks are subject, with certain exceptions, to certain restrictions on any extension of credit to their parent holding companies or other affiliates, on investment in the stock or other securities of affiliates, and on the taking of such stock or securities as collateral from any borrower. In addition, such banks are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or the providing of any property or service.

     In 1989, the Financial Institutions Reform,
Recovery and Enforcement Act of 1989 ("FIRREA") was enacted. FIRREA contains major regulatory reforms, stronger capital standards for savings and loan associations and stronger civil and criminal enforcement provisions. FIRREA also provides that a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC after August 9, 1989 in connection with (i) the default of a commonly controlled FDIC insured depository institution, or (ii) any assistance provided by the FDIC to a commonly controlled FDIC insured institution in danger of default.

     In 1991, the FDIC Improvement Act of 1991
("FDICIA") was enacted. FDICIA made a number of reforms addressing the safety and soundness of deposit insurance funds, supervision, accounting, and prompt regulatory action, and also implements other regulatory improvements. Annual full-scope, on-site examinations are required of all insured depository institutions.
The cost for conducting an examination of an institution may be assessed to that institution, with special consideration given to affiliates and any penalties imposed for failure to provide information requested. Insured state banks also are precluded from engaging as principal in any type of activity that is impermissible for a national bank, including activities relating to insurance and equity investments. FDICIA also recodified current law restricting extensions of credit to insiders under the Federal Reserve Act.

     Dividends. Dividends from the Bank constitute the primary source of funds for dividends to be paid by the Company. There are various statutory and contractual limitations on the ability of Bank to pay dividends, extend credit, or otherwise supply funds to the Company. The Federal Reserve, the FDIC and DFI also have the general authority to limit the dividends paid by bank holding companies and insured banks, respectively, if such payment may be deemed to constitute an unsafe and unsound practice. In general, under Wisconsin law applicable to the Bank, the board of directors of a state bank may declare and pay a dividend from so much of the bank's undivided profits as the board deems expedient, provided that the payment of such dividend does not in any way impair or diminish the bank's capital, other than by reducing undivided profits.

     Effect of Governmental Policies. The earnings and business of the Company and the Bank are effected by the policies of various regulatory authorities of the United States, especially the Federal Reserve. The
Federal Reserve, among other things, regulates the supply of credit and deals with general economic conditions within the United States. The instruments of monetary policy employed by the Federal Reserve for those purposes influence in various ways the overall level of investments, loans, other extensions of credits, and deposits, and the interest rates paid on liabilities and received on assets.

     Enforcement Powers. Congress has provided the federal bank regulatory agencies with an array of powers to enforce laws, rules, regulations and orders.
Among other things, the agencies may require that institutions cease and desist from certain activities, may preclude persons from participating in the affairs of insured depository institutions, may suspend or remove deposit insurance, and may impose civil money penalties against institution-affiliated parties for certain violations.

     Change of Control. Federal law restricts the amount of voting stock of a bank holding company and a bank that a person may acquire without the prior approval of banking regulators. The overall effect of such laws is to make it more difficult to acquire a bank holding company and a bank by tender offer or similar means than it might be to acquire control of another type of corporation. Consequently, shareholders of the Company may be less likely to benefit from the rapid increases in stock prices that may result from tender offers or similar efforts to acquire control of other companies. Federal law also imposes restrictions on acquisitions of stock in a bank holding company and a state bank. Under the federal
Change in Bank Control Act and the regulations thereunder, a person or group must give advance notice to the Federal Reserve before acquiring control of any bank holding company and the FDIC and DFI before acquiring control of an insured state bank (such as the Bank). Upon receipt of such notice, the Federal
Reserve or the FDIC and DFI, as the case may be, may approve or disapprove the acquisition. The Change in Bank Control Act creates a rebuttable presumption of control if a member or group acquires a certain percentage or more of a bank holding company's or bank's voting stock, or if one or more other control factors set forth in the Act are present.

     Insurance of Deposits. The Bank's deposit accounts are insured by the FDIC up to a maximum of $100,000 per insured depositor. The FDIC issues regulations, conducts periodic examinations, requires the filing of reports and generally supervises the operations of its insured banks. Any insured bank which is not operated in accordance with or does not conform to FDIC regulations, policies and directives may be sanctioned for non-compliance. Proceedings may be instituted against any insured bank or any director, officer, or employee of such bank engaging in unsafe and unsound practices, including the violation of applicable laws and regulations. The FDIC has the authority to terminate insurance of accounts pursuant to procedures established for that purpose.

     Capital Requirements. The federal bank regulatory authorities have adopted risk-based capital guidelines for banks and bank holding companies that are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies. The resulting capital ratios represent qualifying capital as a percentage of total risk-weighted assets and off-balance sheet items. The guidelines are minimums, and the federal regulators have noted that banks and bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain all ratios well in excess of the minimums. The current guidelines generally require bank holding companies and federally-regulated banks to maintain a minimum total risk-based capital ratio equal to 8%, of which at least 4% must be Tier 1 capital.
For bank holding companies with assets less than $150 million, such as the Company, capital ratios are determined at the subsidiary bank level. Tier 1 capital includes common stockholders' equity, qualifying perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, less the amounts of goodwill and most other intangibles. Tier 2 capital includes the excess of any preferred stock not included in Tier 1 capital, mandatory convertible securities, hybrid capital instruments, subordinated debt and intermediate term-preferred stock, and general reserves for loan and lease losses up to 1.25% of risk-weighted assets. At
December 31, 1997, the Bank's Tier 1 and total risk-based capital ratios were 13.2% and 14.4%, respectively.

     FDICIA contains "prompt corrective action" provisions pursuant to which banks are to be classified into one of five categories based upon capital adequacy, ranging from "well capitalized" to "critically undercapitalized" and which require
(subject to certain exceptions) the appropriate federal banking agency to take prompt corrective action with respect to an institution which becomes "significantly undercapitalized" or "critically undercapitalized".

     The FDIC has issued regulations to implement the "prompt corrective action" provisions of FDICIA. In general, the regulations define the five capital categories as follows: (i) an institution is "well capitalized" if it has a total risk-based capital ratio of 10% or greater, has a Tier 1 risk-based capital ratio of 6% or greater, has a leverage ratio of 5% or greater and is not subject to any written capital order or directive to meet and maintain a specific capital level for any capital measures; (ii) an institution is "adequately capitalized" if it has a total risk-based capital ratio of 8% or greater, has a Tier 1 risk-based capital ratio of 4% or greater, and has a leverage ratio of 4% or greater; (iii) an institution is "undercapitalized" if it has a total risk-based capital ratio of less than 8%, has a Tier 1 risk-based capital ratio that is less than 4% or has a leverage ratio that is less than 4%; (iv) an institution is "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6%, a Tier 1 risk-based capital ratio that is less than 3% or a leverage ratio that is less than 3%; and (v) an institution is "critically undercapitalized" if its "tangible equity" is equal to or less than 2% of its total assets. The FDIC also, after an opportunity for a hearing, has authority to downgrade an institution from "well capitalized" to "adequately capitalized" or to subject an "adequately capitalized" or "under-capitalized" institution to the supervisory actions applicable to the next lower category, for supervisory concerns. As of December 31, 1997, the Bank had a total risk-based capital ratio of 14.4%, a Tier 1 risk-based capital ratio of 13.2%, and a leverage ratio of 9.7%.

     Additionally, FDICIA requires, among other things, that (i) only a "well capitalized" depository institution may accept brokered deposits without prior regulatory approval and (ii) the appropriate federal banking agency annually examine all insured depository institutions, with some exceptions for small, "well capitalized" institutions and state-chartered institutions examined by state regulators. FDICIA also contains a number of consumer banking provisions, including disclosure requirements and substantive contractual limitations with respect to deposit accounts.

     Interstate Banking.  The Riegle-Neal Interstate
Banking and Branching Efficiency Act of 1994 provides
for nationwide interstate banking and branching.  Under
the law, interstate acquisitions of banks or bank
holding companies in any state by bank holding
companies in any other state is permissible subject to
certain limitations.  Wisconsin also has a law that
allows out-of-state bank holding companies (located in
states that allow Wisconsin
bank holding companies to
acquire banks and bank holding companies in that state)
to acquire Wisconsin banks and Wisconsin bank holding
companies.  The law essentially provides for out-of-
state entry by acquisition only (and not by interstate
branching) and requires the acquired Wisconsin bank to
have been in existence for at least five years.
Interstate branching and consolidation of existing bank
subsidiaries in different states is permissible. Out-of-
state banks that do not operate a branch in Wisconsin
are prohibited from establishing a de novo branch in
Wisconsin.    A Wisconsin bank may establish, maintain,
and operate one or more branches in a state other than Wisconsin pursuant to an interstate merger transaction in which the Wisconsin bank is the resulting bank. An interstate merger transaction resulting in the acquisition by an out-of-state bank of a Wisconsin bank is not permitted unless the Wisconsin bank has been in existence and continuously operating, on the day of the acquisition, for more than five years.

INDUSTRY RESTRUCTURING

     For well over a decade, the banking industry has been undergoing a restructuring process which is anticipated to continue. The restructuring has been caused by product and technological innovations in the financial services industry, deregulation of interest rates, and increased competition from foreign and nontraditional banking competitors, and has been characterized principally by the gradual erosion of geographic barriers to intrastate and interstate banking and the gradual expansion of investment and lending authorities for bank institutions.

COMPETITION

     The Bank's service area includes portions of Kewaunee, Brown and Door Counties. Kewaunee County, with a population of approximately 19,000 residents, has six banks with ten offices, one savings bank and one credit union with two offices. Brown County, with a population of approximately 195,000 residents, has sixteen banks with fifty-five offices, three saving banks with twenty offices and fourteen credit unions with sixteen offices. Door County, with a population of approximately 26,000 residents, has three banks with fourteen offices and one savings bank with two offices.
In addition to the financial institutions, significant competition comes from security and brokerage firms, mortgage companies, insurance companies and other providers of financial services in the area. The Bank competes as a locally owned banking institution that responds quickly with personal service.

EMPLOYEES

     As of December 31, 1997, the Company employed 34 full-time employees and 16 part-time employees. The employees are not represented by a collective bargaining unit. The Company considers relations with employees to be good.

STATISTICAL PROFILE AND OTHER FINANCIAL DATA

     For additional statistical, financial and other information regarding the Company, see "Management's
Discussion and Analysis or Plan of Operation" and "Notes to Consolidated Financial Statements."

ITEM 2.   DESCRIPTION OF PROPERTIES.

     The Company and the Bank have their main office in Luxemburg, Wisconsin at 630 Main Street. The building is a two story building. The Bank owns the main office.

     The Bank opened its Dyckesville, Wisconsin office
(located at E166 County Hwy. S, Luxemburg) during May,
1987. This office was purchased on land contract by the Company on September 30, 1994. The Bank leases this office from the Company under a five year lease expiring in 1999.

     The Bank opened its Bellevue Office (located at
1311 Bellevue Street, Green Bay, Wisconsin) during
August, 1989.  The Bank owns its Bellevue Office.

     On April 17, 1996, the Bank opened its IGA office
(located at 602 Center Street, Luxemburg). The Bank has executed a lease for this property expiring in 2001.

     The Bank has installed an ATM at its Dyckesville
Office, the Main Street Station in Luxemburg, the Hwy.
54 T-Mart in New Franken, FS Fast Stop in Forestville and the Hwy. 29 & P C-Mart in Henrysville. These remote ATMs provide additional banking convenience for the customers of the Bank, and generate an additional source of fee income.

ITEM 3.   LEGAL PROCEEDINGS.

     Neither the Company, the Bank nor any other subsidiary are subject to any material pending litigation at this time.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
HOLDERS.

     No matters were submitted to the shareholders during the fourth quarter of 1997.


         EXECUTIVE OFFICERS OF THE REGISTRANT

     Following are the persons who were the executive officers of Luxemburg Bancshares, Inc. as of December
31, 1997, their ages as of March 31, 1998, their current titles and positions held during the past five years:

     JOHN A. SLATKY, - Age 46.  Mr. Slatky is
President, Chief Executive Officer and a director of the Company. He commenced employment with the Bank in 1984 and has held various executive positions with the Company or the Bank since 1986. He was employed at the Kimberly State Bank (an Associated Bank) from 1974 through 1983. Mr. Slatky has been a director of the Company since 1987 and a director of the Bank since
1986.

     THOMAS L. LEPINSKI, C.P.A. - Age 42. Mr. Lepinski is Vice President-Operations & Finance for the Bank and is Treasurer of the Company, positions held since
February, 1997. From 1978 through 1992 he was employed by Wipfli Ullrich Bertelson LLP where he was responsible for providing tax, audit and examination services to community banks. He was Controller-
Treasurer of the Sorg Paper Company from 1992 through
1996. At Sorg he was responsible for the company's financial operations, annual planning and budgeting and handling shareholder communications and relations. Mr.
Lepinski is a member of the American Institute of CPAs and is licensed as a CPA in the states of Wisconsin and Minnesota.

     DAVID L. LUEBBERS, - Age 48.  Mr. Luebbers is Vice
President of loans at the Bank, a position he has held since 1984. Mr. Luebbers is responsible for overseeing all loan operations and servicing accounts. Mr.
Luebbers also serves as one of the Company's Vice
Presidents.

                       PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND
          RELATED SHAREHOLDER MATTERS.

     There is no established public trading market for the Common Stock and such trading activity, as it occurs, takes place in privately negotiated transactions.

     At December 31, 1997 there were approximately 521 shareholders of record of the Common Stock.

     The Company has paid the following cash dividends on its shares of Common Stock since 1993:

          Year Ended December 31   Dividends Per Share

                   1993                    $0.52
                   1994                    $0.57
                   1995                    $0.69
                   1996                    $0.76
                   1997                    $0.85

     In determining the dividends to be paid, the Board of Directors will examine the then-existing circumstances, including the Company's rate of growth, profitability, financial condition, existing and anticipated capital requirements, the amount of funds legally available for the payment of dividends, regulatory constraints and such other factors as the Board determines relevant. The primary source of funds for payment of dividends by the Company is dividends paid to the Company by the Bank. The Bank is limited by Wisconsin statute in the amount of dividends it is allowed to pay. Under the law, a bank may pay dividends from its undivided profits after making provision for payment of all expenses, losses, required reserves, taxes and interest accrued or due from the bank. If a bank has declared and paid dividends in either of two preceding years in excess of its net income in such year, it may not declare or pay any dividend which exceeds year-to-date net income except with the written approval of DFI.

     During the year ended December 31, 1997, the Company sold 315 shares of Common Stock that were not registered under the Securities Act of 1933, as amended
("Securities Act"). The shares were sold to employees of the Company in lieu of cash bonuses aggregating approximately $10,080. The transactions were exempt from registration under the Securities Act pursuant to Rule 701, as the Common Stock was sold by the Company to employees of the Bank pursuant to a written compensatory benefit plan. The sales of Common Stock related to services rendered and were not in connection with capital raising transactions. At the time of the sales, the Company was not a reporting company under the Securities Exchange Act of 1934, as amended.

     The transactions were also exempt pursuant to
Section 3(a)(11) under the Securities Act as involving an intrastate offering of securities only to employees of the Bank resident in the state of Wisconsin.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
          OF OPERATION.

The following discussion and analysis of the Company relates to the years ended December 31, 1997 and 1996 and should be read in conjunction with the Company's consolidated financial statements and notes thereto included elsewhere herein.

Results of Operations

Year ended December 31, 1997 Compared to the Year Ended
December 31, 1996

     The Company's results of operations depends primarily on the level of its net interest margin, its provision for credit losses, its non-interest income and its operating expenses. Net interest income depends on the volume of and rates associated with interest earning assets and interest bearing liabilities which results in the net interest margin.
Net income increased $108,769 or 13.4% to $919,741 for the year ended December 31, 1997 from $810,972 for the year ended December 31, 1996. This increase is primarily due to the growth of the Bank allowing for more interest earning assets and net interest income compared to the same period during 1996 and a higher yield on the bank's taxable investment securities in 1997 compared to 1996. The following table summarizes the Company's operating performance for the years specified.

                       Year Ended December 31,
                         1997         1996

Return on Assets         1.16%        1.10%
Return on Equity        11.30%       11.01%

     Year 2000 Risks.   The Company is exposed to
future uncertainty, potential future reduction in earnings, and future losses, including litigation, due to business interruption or errors, if its computer systems are not modified to ensure that dates after December 31, 1999 are not misrepresented by those systems. This eventuality is commonly referred to as the Year 2000 problem.

     The Bank uses computer-related technologies and software throughout its business that will be affected by the date change in the year 2000. The Bank's directors, senior management and staff are aware of these Year 2000 issues and have appointed a technology committee to study and direct the project to bring all of the computer-related systems into Year 2000 compliance during 1998 and 1999. In accordance with the guidelines of the FDIC, the technology committee will be addressing the issue using the following phases:

                    1) Awareness
                    2) Assessment
                    3) Renovation
                    4) Validation
                    5) Implementation

     The Bank has recently converted it's main data processing system. The vendor has provided the Bank with a copy of its Year 2000 project plan and stated that the software is Year 2000 compliant. The Bank is in the process of obtaining similar information and commitments from the Bank's other vendors. The Bank is acting upon the belief and understanding that all federal agencies are actively managing the Year 2000 problems which are inherent in the global banking and payments system.

     Since the Bank is in the Assessment phase, it is not practicable to estimate the total costs of dealing with the Year 2000 problem. These costs, when incurred, will be expensed by the Company and will reduce the Company's future reported earnings.

     Net Interest Income. Net interest income increased $332,082 or 11.5% to $3,227,516 for the year ended December 31, 1997 from $2,895,434 for the year ended December 31, 1996. Total interest income increased $588,203 for the year ended December 31, 1997 to $6,221,688 from $5,633,485 for the year ended
December 31, 1996. This increase is primarily a result of average total loans for the year ended December 31, 1997 being approximately $57,100,000 compared to average total loans of approximately $50,600,000 for the year ended December 31, 1996. The loan portfolio produces the highest yield of all earning assets.

     The following table summarizes average total loans by category for the years ended December 31, 1997 and 1996:

            Type of Loan         December 31,  December 31,
                                     1997          1996

     Real Estate Loans            $ 19,169,168  $ 18,679,905
     Commercial and Industrial      22,448,688    17,719,086
     Agricultural                    6,095,262     5,517,504
     Consumer                        9,056,693     8,171,887
     Other                             333,210       461,996

     Total gross average loans      57,103,021    50,550,378
     Less: Allowance for credit        673,847       607,378
     losses

     Total net average loans      $ 56,429,174  $ 49,943,000

     Supplemental Disclosure:
        Municipal Loans           $  1,561,998  $  1,104,933

The Bank does not separately track average real estate construction loans.

     Total interest expense increased $256,121 or 9.4% to $2,994,172 for the year ended December 31, 1997 from $2,738,051 for the year ended December 31, 1996. This increase is due to an increase in interest bearing deposits and the bank's additional use of external borrowings in 1997 to fund loan growth. Total interest bearing liabilities averaged approximately $62,800,000 for the year ended December 31, 1997 as compared to approximately $58,200,000 for the year ended December
31, 1996. External borrowings averaged $1,700,000 for the year ended December 31, 1997 compared to $600,000 for the year ended December 31, 1996. The average cost of interest bearing liabilities for the year ended
December 31, 1997 was approximately 4.77% compared to an average cost of interest bearing liabilities of approximately 4.70% for the year ended December 31, 1996.

     The following table summarizes the maturities of time deposits of $100,000 or more as of December 31, 1997:

                        Certificates of      Other Time Deposits
Time Until Maturity        Deposit of                of
                        $100,000 or More      $100,000 or More

3 months or less           $  556,000
3 through 6 months         $1,350,000             $701,000
6 through 12 months        $1,362,000
over 12 months             $  611,000

Totals                     $3,879,000             $701,000

     The following table details average balances, interest income/expense and average rates/yields for the Company's earning assets and interest bearing liabilities for the years ended December 31, 1997 and 1996. For purposes of the analysis below, any adjustments of interest income due to loans being placed on non-accrual status, the recovery of previously charged off past due interest or the return of a loan to full accrual status have been included in interest income on loans and have been included in the analysis of the reported yield on loans. The analysis below excludes any changes in the fair market value of investment securities available for sale. For purposes of the analysis below, the Company does not report yields and earnings on its tax-exempt investments and loans on a tax-equivalent basis.

                   Year End December 31, 1997      Year End December 31, 1996
                              Interest    Average               Interest   Average
                 Average      Income/     Yield/   Average      Income/    Yield/
                 Balance      Expense     Rate     Balance      Expense    Rate
ASSETS:
Interest
Bearing
 Loans           $57,103,021  $5,239,799  9.18%    $50,550,378  $4,634,218  9.17%
 Taxable          11,364,032     709,503  6.24%     13,187,931     741,479  5.62%
  Investments and
  Mortgage Backed
  Securities
 Fed Funds Sold      332,566      18,084  5.44%      2,278,743     121,515  5.33%
 Municipal         4,401,030     218,927  4.97%      2,146,006     105,676  4.92%
  Loans and
  Investments
 Other               630,618      35,375  5.61%        559,700      30,597  5.47%
Total             73,831,267  $6,221,688  8.43%     68,722,758  $5,633,485  8.20%
CSV Life           1,109,921                         1,044,941
 Insurance
Non-Earning        4,344,366                         3,958,511
TOTAL ASSETS     $79,285,554                       $73,726,210

LIABILITIES:
Interest Bearing
Bearing
 Demand          $ 4,823,989  $  84,894  1.76%     $ 4,516,169  $   95,202  2.11%
 Savings          18,194,938    631,506  3.47%      16,685,372  $  536,082  3.21%
 Other Time       38,020,245  2,172,177  5.71%      36,416,839   2,070,844  5.69%
  Deposits
 Other             1,718,079    105,595  6.15%         628,088      35,923  5.72%
Total             62,757,251 $2,994,172  4.77%      58,246,468  $2,738,051  4.70%
Non-Interest-      7,403,356                         7,143,527
 Bearing
 Liabilities
Other                984,955                           968,201
 Liabilities
Total             71,145,562                        66,358,196
 Liabilities
Equity             8,139,992                         7,368,014
TOTAL            $79,285,554                       $73,726,210
 LIABILITIES &
 EQUITY

Recap:
 Interest Income             $6,221,688  8.43%                  $5,633,485  8.20%
 Interest Expense             2,994,172  4.77%                   2,738,051  4.70%

 Net Interest
 Income/Spread               $3,227,516  3.66%                  $2,895,434  3.50%

Contribution of                          0.71%                              0.71%
 Non-Interest-
 Bearing Funds
Net Interest Margin                      4.37%                              4.21%
Ratio of Average                       117.65%                            117.99%
 Interest-Earning
 Assets to Average
 Interest-Bearing
 Liabilities

Average balances are computed using daily average balances.

     The following table sets forth an analysis of volume and rate changes in interest income and interest expense of the Company's average earning assets and average interest bearing liabilities. The table distinguishes between the changes related to average outstanding balances of assets and liabilities (changes in volume holding the initial average rate constant) and the changes related to average interest rates
(changes in the average rate holding the initial average outstanding balance constant). The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

     Year ended December 31, 1997 compared to year ended December 31, 1996.

                      Increase (Decrease) in Net Interest Income
                              Net      Due to     Due to
                             Change     Rate      Volume
Interest Earning
Assets:
 Loans                      $605,581  $  4,311   $601,270
 Taxable                    (31,976)    76,868  (108,844)
  Investments and
  Mortgage Backed
  Securities
 Fed Funds Sold            (103,431)     2,350  (105,781)
 Municipal Loans             113,251     1,087    112,164
  and Investments
 Other                         4,778       817      3,961
 TOTAL                       588,203    85,433    502,770

Interest Bearing
 Liabilities:
 Interest Bearing
    Demand                  (10,308)  (16,484)     6,176
 Savings                      95,424    44,861    50,563
 Other Time                  101,333     9,768    91,565
  Deposits
 Other                        69,672     2,872    66,800

 TOTAL                       256,121    41,017   215,104

Net Change in               $332,082   $44,416  $287,666
Net Interest
Income


     Provision for Loan Losses. The amount charged to the provision for loan losses by the Bank is based on management's evaluation as to the amounts required to maintain an allowance adequate to provide for potential losses inherent in the loan portfolio. The level of this allowance is dependent upon the total amount of past due and non-performing loans, general economic conditions and management's assessment of potential losses based upon internal credit evaluations of loan portfolios and particular loans. Specific factors considered by management in setting the reserve for loan losses consist of the following:

      Total loans outstanding.
      The balance of the allowance for credit losses as
       a percent of total loans outstanding.
      The allowance for credit losses as a percent of past due loans, classified loans and non-performing loans.
       The level of past due loans.
       Non-accrual loans.
       The level of watch list loans which include past due loans, loans identified as potential problem loans, loans with inadequate collateral, work out loans and loans where a change in repayment ability has occurred due to death or divorce.

     Loans are entirely to borrowers in Northeast
Wisconsin.

     The Bank generally places loans on non-accrual status, as discussed in Footnotes 1 and 4 of the Company's Consolidated Financial Statements, when the loan is past due as to the payment of interest and/or principal in excess of 90 days unless the Bank deems the loan collateral adequate to secure both the payment of all loan principal and all uncollected accrued interest receivable. The Bank also places loans on a non-accrual status when it deems the collection of such interest unlikely. Loans are returned to full accrual status when the loan is brought current according to all terms of the loan agreement and all past due principal and interest is paid and the Bank deems its collateral position adequate to warrant a return to accrual status.

     At December 31, 1997 and 1996 the Company did not have any loans that meet the definition of troubled debt restructuring contained in SFAS No. 15. Loans past due 90 days or more that were still accruing interest totaled $291,000 at December 31, 1997. At December 31,
1996 the Company did not have any loans past due 90 days or more that were still accruing interest.

     During the year ended December 31, 1997, $120,000 was charged to the provision for loan losses compared to $109,000 for the year ended December 31, 1996. At
December 31, 1997, the allowance was $677,000 or 1.11% of total loans. This compares to an allowance of $654,000 or 1.18% of total loans as of December 31, 1996. Net charge offs were $96,000 for the year ended
December 31, 1997 and $30,000 for the year ended
December 31, 1996.  Non-performing loans at December
31, 1997 were $535,000.

     The following table summarizes loan charge-offs and recoveries by type of loan for the years ended
December 31, 1997 and 1996:

    Loan Type      December 31, 1997       December 31, 1996

                 Charge-Off   Recovery    Charge-Off  Recovery

Real Estate      $    ----   $  2,000      $  1,000  $  1,000
Commercial and      31,000       ----          ----      ----
 Industrial
Agricultural          ----     25,000        15,000    14,000
Consumer           101,000      9,000        35,000     6,000

TOTAL            $ 132,000   $ 36,000      $ 51,000  $ 21,000



     The Company had net charge-offs to average total loans of .17 % for the year ended December 31, 1997 and .06% for the year ended December 31, 1996.

     The Bank has allocated its allowance for credit losses at the end of each period presented as follows:

  Balance at End of       December 31, 1997    December 31, 1996
  Period Applicable to:
                                     % of              % of
                                     Loans             Loans
                                      to                to
                                     total             total
                          Amount     Loans   Amount    Loans

Commercial and          $   ----      49%   $ 25,000    47%
 agricultural
Real Estate-                ----       6%       ----     4%
 construction
Real Estate-mortgage        ----      34%     10,000    37%
Consumer                  41,000      11%     22,000    12%

Total Domestic            41,000     100%     57,000   100%

Unallocated              636,000             597,000

TOTALS                 $ 677,000     100%  $ 654,000   100%

     Other Operating Income. Other operating income for the year ended December 31, 1997, increased $91,020 or 11.4% to $888,273 from $797,253 for the year ended
December 31, 1996.  Alternative Investment Commission
Income increased $34,893 or 17.5% to $234,764 for the year ended December 31, 1997 from $199,871 for the year ended December 31, 1996. Mortgage Equity Income for the year ended December 31, 1997 increased $44,840 or 39.2% to $159,192 from $114,352 for the year ended
December 31, 1996.

     Operating Expenses. Operating expenses for the year ended December 31, 1997 increased $327,906 or 13.9% to $2,687,567 from $2,359,661 for the year ended
December 31, 1996. Salaries and related benefits increased $122,912 or 9.1% to $1,469,879 for the year ended December 31, 1997 from $1,346,967 for the year ended December 31, 1996. This increase is primarily due to inflationary increases, increased staffing resulting from the Company's initial filing with the Securities and Exchange Commission, the conversion to an in-house data processing system May 15, 1997 and full year staffing of the IGA supermarket office opened April 17, 1996. Equipment rentals, depreciation and maintenance increased $100,246 or 66.1% to $251,908 for the year ended December 31, 1997 from $151,662 for the year ended December 31, 1996. This increase is primarily due to additional depreciation expense on computer equipment acquired to support the conversion to an in-house data processing system on May 15, 1997.
Other operating expenses increased $96,371 or 18.5% to $617,239 for the year ended December 31, 1997 from $520,868 for the year ended December 31, 1996. This increase results from additional advertising and marketing efforts, additional costs associated with the in-house computer system, additional loan collection expenses and a loss on other real estate in 1997.

     Dividends and Equity Capital. The Company paid its shareholders dividends of $206,593 or $0.85 per share for the year ended December 31, 1997 and $184,480 or $0.76 per share for the year ended December 31, 1996. The following table summarizes the Company's dividend pay out ratio and average capital position for the years specified.

                           Year Ended December 31,
                               1997        1996

          Dividend Payout     22.46%      22.75%
           Ratio
          Equity to Assets    10.27%       9.99%
           Ratio

Liquidity and Interest Rate Sensitivity

     The Company must maintain an adequate liquidity position in order to respond to the short-term demand for funds caused by withdrawals from deposit accounts, extensions of credit and for the payment of operating expenses. Maintaining this position of adequate liquidity is accomplished through the management of a combination of liquid assets; those which can be converted into cash and access to additional sources of funds. Primarily liquid assets of the Company are cash and due from banks, federal funds sold, investments held as "available for sale" and maturing loans.
Federal funds purchased, loans from the Federal Home
Loan Bank system and, in 1997, brokered deposits represent the Company's primary source of immediate liquidity and were maintained at a level to meet immediate needs. Federal Funds Sold averaged approximately $300,000 and $2,300,000 for the years ended December 31, 1997 and 1996, respectively. Due to strong loan demand in 1997 the Bank solicited brokered deposits as a source of funds. At December 31, 1997 the Bank had $1,897,059 of brokered deposits. Maturities in the Company's loan and investment portfolios are monitored regularly to avoid matching short-term deposits and long-term loans and investments. Other assets and liabilities are also monitored to provide the proper balance between liquidity, safety, and profitability. This monitoring process must be continuous due to the constant flow of cash which is inherent in a financial institution.

     The Company actively manages its interest rate sensitive assets and liabilities to reduce the impact of interest rate fluctuations. In addition, the Bank monitors the interest rates paid on certificates of deposit as advertised by its competitors and endeavors to pay competitive interest rates to retain and attract certificates of deposit. Should competitive pressures dictate, the Bank may have to increase rates paid to retain the certificates of deposit that mature in the next year and any increase in interest rates paid on certificates of deposit may reduce future Company earnings. The Bank also monitors the assets and liabilities that reprice each month to determine the impact on future earnings due to anticipated repricings. At December 31, 1997, the Company's rate sensitive assets exceed rate sensitive liabilities due within one year by $ 6,535,000 .

     As part of managing liquidity, the Company monitors its loan to deposit ratio on a daily basis.
At December 31, 1997 the ratio was 83.8% which is within the Company's acceptable range. The Company also monitors the levels of assets and liabilities that reprice with changes in the prime rate. At December 31, 1997, the Bank had net repriceable prime rate sensitive assets of $7,089,000.

     The Company experienced an increase in cash and cash equivalents, its primary source of liquidity, of $1,400,207 during 1997. The primary source of cash flow for 1997 was the Company's cash flow from operations of $1,168,603. Cash flow from investing activities used $5,864,311 to fund loan growth and $489,180 for capital expenditures, primarily related to the purchase of the Bank's in-house computer system, in 1997. Cash flows from financing activities provided
$6,488,906 from deposit growth in 1997. The Company's management believes its liquidity sources are adequate to meet its operating needs and does not know of any trends, events or uncertainties that may result in a significant adverse effect on the Company's liquidity position.

     The following table illustrates the projected maturities and the repricing mechanisms of the major asset/liability categories of the Company as of December 31, 1997, based on certain assumptions. No prepayment assumptions have been made for the loan portfolio. Maturities and repricing dates for investments have been projected by applying the classifications set forth below to contractual maturities and repricing dates. The Bank's variable rate loans consist primarily of commercial loans which reprice with changes in the prime rate and are generally written for a 1 year term.


                       1 Year     1 - 5       5 - 10       After 10
                      or Less     Years       Years          Years
Interest Earning
Assets:
 Fed Funds Sold      1,167,000          --          --           --
 Investment          1,473,000   7,726,000   4,297,000      617,000
  Securities
 Loans:
   Variable Rate     9,112,000          --          --           --
   Real Estate-      2,843,000     542,000          --       68,000
    Construction
   Real Estate-
    Other           10,429,000   5,520,000     166,000      190,000
   Commercial and   11,871,000   4,879,000     245,000      164,000
    Industrial
   Agricultural      4,845,000     481,000      64,000      152,000
   Consumer          3,946,000   5,024,000     364,000           __

Total Loans         43,046,000  16,446,000     839,000      574,000
 Other                 893,000          --          --           --

Total Interest      46,579,000  24,172,000   5,136,000    1,191,000
Earning Assets

Interest Bearing
 Liabilities:
 Interest Bearing           --          --          --    7,126,000
  Demand
 Savings Deposits    3,964,000          --          --    9,000,000
 Money Market        1,188,000          --          --    2,772,000
  Accounts
 Certificates of    24,821,000   5,045,000          --           --
  Deposit
 Jumbo CD's          3,968,000     611,000          --           --
 IRA's               4,908,000     140,000          --           --
 Other               1,195,000      78,000          --           --

Total Interest      40,044,000   5,874,000           0   18,898,000
Bearing Liabilities
Interest            $6,535,000 $18,298,000  $5,136,000 ($17,707,000)
 Sensitivity
 Gap per Period

Cumulative Interest $6,535,000 $24,833,000 $29,969,000  $12,262,000
Sensitivity Gap


Interest Sensitivity      8.5%       23.7%        6.7%      (23.0%)
 Gap as a Percentage of
 Earning Assets

Cumulative                8.5%       32.2%       38.9%        15.9%
 Sensitivity Gap as a
 Percentage of
 Earning Assets

     The following table summarizes the weighted average yield of investment securities by maturity term and discloses mortgage-related securities separately:

                                        December 31, 1997
                   Security Maturity     Weighted Average
                                              Yield
                     1 Year or Less           7.03%
                     1 - 5 Years              6.13%
                     5 - 10 Years             5.20%
                     After 10 Years           5.08%

                    Mortgage Related          6.56%
                     Securities

     The Bank's securities that mature after 5 years generally consist of tax-exempt municipals which carry a lower yield. The yield has not been adjusted to give effect to the tax-equivalent yield.

     The Company does not have any security
concentrations exceeding 10% of stockholder's equity that are required to be disclosed.

     The Company evaluates its tax position and the relative tax equivalent yield of various alternative investments and reviews the yield curve in making its investment decisions. The Company has increased its municipal loan and investment position based on this evaluation from an average investment of $2,146,006 in 1996 to $4,401,030 in 1997.


CAPITAL RESOURCES

     The Company's primary source of capital since commencing operations has been from issuance of common stock and retained operating profit. The Company does not have any long term debt facility arrangements at December 31, 1997. Capital for the Bank is above regulatory requirements at December 31, 1997.
Pertinent capital ratios for the Bank as of December
31, 1997 are as follows:

                                      Minimum
                         Actual     Requirements

Tier 1 Risk-Based        13.2%          4.0%
Capital Ratio
Total Risk-Based         14.4%          8.0%
Capital Ratio
Leverage Ratio             9.7%         4.0%

Dividends from the Bank to the Company may not exceed the undivided profits of the Bank (included in consolidated retained earnings) without prior approval of a federal regulatory agency. The Bank paid $459,600 and $225,750 in dividends to the Company for the years ended December 31, 1997 and 1996, respectively. At
December 31, 1997 the Bank could have paid the Company approximately $3,055,000 of additional dividends without prior regulatory approval. In addition, Federal banking laws limit the amount of loans the bank may make to the Company, subject to certain collateral requirements. No loans were made by the Bank to the Company during 1997 or 1996.

ITEM 7.   FINANCIAL STATEMENTS.

                    Luxemburg Bancshares, Inc.
                          and Subsidiaries
                       Luxemburg, Wisconsin



                CONSOLIDATED FINANCIAL STATEMENTS
             Years Ended December 31, 1997 and 1996

                CONSOLIDATED FINANCIAL STATEMENTS
              Years Ended December 31, 1997 and 1996



                        TABLE OF CONTENTS

                                                           Page

Independent Auditor's Report                                23

Financial Statements:

   Consolidated Balance Sheets                              24

   Consolidated Statements of Income                        26

   Consolidated Statements of Changes in Stockholders'      27
    Equity

   Consolidated Statements of Cash Flows                 28-29

   Notes to Consolidated Financial Statements            30-49

                   INDEPENDENT AUDITOR'S REPORT



Board of Directors
Luxemburg Bancshares, Inc.
Luxemburg, Wisconsin


We have audited the accompanying consolidated balance sheets of Luxemburg Bancshares, Inc. and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Luxemburg
Bancshares, Inc. and Subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.




                               Wipfli Ullrich Bertelson LLP


February 10, 1998
Green Bay, Wisconsin

           LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS
                    December 31, 1997 and 1996


                              ASSETS

                                             1997         1996

Cash and due from banks                   $3,326,444   $2,858,813
Interest-bearing deposits                    639,264      407,688
Federal funds sold                         1,167,000      466,000

 Cash and cash equivalents                 5,132,708    3,732,501

Investment securities available           14,113,429   14,064,569
 for sale - Stated at fair value

Total loans                               60,904,981   55,170,942
 Allowance for credit losses               (677,101)    (653,535)

Net loans                                 60,227,880   54,517,407
Premises and equipment                     1,711,350    1,380,788
Other investments at cost                    253,050      251,650
Other assets                               2,115,831    1,953,724

TOTAL ASSETS                             $83,554,248  $75,900,639

           LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES

               LIABILITIES AND STOCKHOLDERS' EQUITY

                                             1997         1996

Liabilities:
 Non-interest-bearing deposits            $9,103,744   $7,004,277
 Interest-bearing deposits                63,542,623   59,153,184

 Total deposits                           72,646,367   66,157,461

 Short-term borrowings                       640,002      880,076
 Borrowed funds                              632,828      185,558
 Other liabilities                         1,106,175      997,528

   Total liabilities                      75,025,372   68,220,623

Stockholders' equity:
 Common stock - $.1667 par value:             45,083       45,083
   Authorized - 300,000 shares
   Issued - 270,500 shares
 Capital surplus                           3,431,925    3,416,080
 Retained earnings                         5,293,023    4,579,875
 Unrealized gain (loss) on                   103,195      (6,913)
  investment securities available
  for sale - Net of tax
 Less - 26,999 shares and                  (344,350)    (354,109)
  27,764 shares, respectively,
  of treasury common stock, at cost

   Total stockholders' equity              8,528,876    7,680,016


TOTAL LIABILITIES AND                    $83,554,248  $75,900,639
 STOCKHOLDERS' EQUITY


   See accompanying notes to consolidated financial statements.

         LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF INCOME
              Years Ended December 31, 1997 and 1996

                                             1997         1996
Interest income:
 Interest and fees on loans                $5,321,337   $4,690,655
 Interest on investment securities:
   Taxable                                   709,503      741,479
   Tax-exempt                                137,389       49,239
 Other interest and dividend income           53,459      152,112

   Total interest income                   6,221,688    5,633,485

Interest expense:
 Deposits                                  2,888,577    2,702,128
 Short-term borrowings                        68,157       21,352
 Borrowed funds and capital                   37,438       14,571
  lease obligation

   Total interest expense                  2,994,172    2,738,051

Net interest income                        3,227,516    2,895,434
Provision for credit losses                  120,000      109,000

Net interest income after                  3,107,516    2,786,434
 provision for credit losses

Other income:
 Service charges on deposit accounts         193,259      185,917
 Mortgage underwriting fees -                159,192      114,352
  Secondary market
 Loan servicing fee income                    34,929       39,088
 Other operating income                      500,893      457,896

   Total other income                        888,273      797,253

Operating expenses:
 Salaries and related benefits             1,469,879    1,346,967
 Net occupancy expense                       162,004      147,201
 Equipment rentals, depreciation,            251,908      151,662
  and maintenance
 Data processing                             186,537      192,963
 Other operating expenses                    617,239      520,868

   Total operating expenses                2,687,567    2,359,661

Income before provision for income taxes   1,308,222    1,224,026
Provision for income taxes                   388,481      413,054

Net income                                 $ 919,741    $ 810,972

Basic earnings per common share            $   3.78        $ 3.34

   See accompanying notes to consolidated financial statements.

            LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES

    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              Years Ended December 31, 1997 and 1996

                                                 Unrealized
                                                 Gain (Loss) on
                                                 Investment
                                                 Securities
                                                 Available    Treasury
                Common   Capital     Retained    for Sale -   Common
                Stock    Surplus     Earnings    Net of Tax   Stock       Total
Balance,        $45,083  $3,410,071  $3,953,383  $(6,304)     $(358,830)  $7,043,403
January 1, 1996

Net income                              810,972                              810,972

Change in unrealized                                (609)                      (609)
 loss on investment
 securities available
 for sale - Net of tax

Dividends paid                       (184,480)                             (184,480)

Employee stock               6,009                                4,721       10,730
 bonus - 370 shares

Balance,         45,083  3,416,080   4,579,875    (6,913)     (354,109)    7,680,016
December 31, 1996

Net income                             919,741                               919,741

Change in unrealized                              110,108                    110,108
 gain on investment
 securities available
 for sale - Net of tax

Dividends paid                       (206,593)                             (206,593)

Employee stock              15,845                               9,759        25,604
 bonuses - 765 shares

Balance,        $45,083 $3,431,925  $5,293,023   $103,195   $(344,350)    $8,528,876
December 31, 1997

      See accompanying notes to consolidated financial statements.

          LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS
              Years Ended December 31, 1997 and 1996

                                             1997         1996

Cash flows from operating activities:

 Net income                                $ 919,741    $ 810,972

 Adjustments to reconcile net income
  to net cash provided by operating
  activities:
   Depreciation and amortization             258,349      157,113
   Provision for loss on other real estate    18,838          -0-
   Accretion of discounts on securities     (35,084)     (60,178)
   Amortization of premiums on securities     25,334       57,919
   Provision for credit losses               120,000      109,000
   Gain on sale of premises and equipment    (1,367)          -0-
   Employee stock bonuses                     25,604       10,730
   Credit for deferred taxes                (33,919)     (27,661)
   Change in other operating assets        (126,802)    (110,894)
   Change in other operating liabilities     (2,091)     (91,409)

     Total adjustments                       248,862       44,620

 Net cash provided by operating activities 1,168,603      855,592

 Cash flows from investing activities:
   Proceeds from maturities of
    securities available for sale          6,202,461    7,289,758
   Purchase of securities available
    for sale                             (6,073,340)  (6,996,800)
   Net increase in loans                 (5,864,311)  (5,722,025)
   Purchase of additional life insurance (17,300) (17,300) Proceeds from sale of premises
    and equipment                              1,367         -0-
   Capital expenditures                    (489,180)    (260,873)
   Purchase of other investments             (1,400)     (46,400)

 Net cash used in investing activities   (6,241,703)  (5,753,640)

 Cash flows from financing activities:
   Net increase (decrease) in deposits 6,488,906 (670,687) Net increase (decrease) in short-term
    borrowings                             (240,074)      486,805
   Proceeds from borrowed funds              500,000          -0-
   Principal payments on borrowed
    funds and capital lease obligations     (68,932)     (55,732)
   Dividends paid                          (206,593)    (184,480)

 Net cash provided by (used in)
  financing activities                     6,473,307    (424,094)

          LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES

              Years Ended December 31, 1997 and 1996

                                             1997         1996

Net increase (decrease) in cash
 and cash equivalents                     $1,400,207 $(5,322,142)
Cash and cash equivalents at beginning     3,732,501    9,054,643

Cash and cash equivalents at end          $5,132,708   $3,732,501


Supplemental information:

Cash paid during the year for:
 Interest                                 $2,979,462   $2,770,797
 Income taxes                              $ 478,165    $ 471,069


Noncash investing and financing activities:

In 1997, the Company entered into a capital lease of $73,931 for the purchase of computer equipment.

In 1996, the Bank purchased the assets of Total
Financial Concepts, Inc. for $135,800. In conjunction with the acquisition, the Bank incurred debt of $128,800.


   See accompanying notes to consolidated financial statements.

    LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of Luxemburg
Bancshares, Inc. (the "Company") and its subsidiaries conform to generally accepted accounting principles and general practices within the banking industry.
Significant accounting and reporting policies are summarized below.

Organization

The Company provides banking services to individual and corporate customers through its wholly owned subsidiary, Bank of Luxemburg (the "Bank"). The Bank operates as a full-service financial institution with a primary market area including, but not limited to, west
Kewaunee County and northeast Brown County. The Bank emphasizes variable rate commercial and consumer real estate loans. In addition, the Bank holds a variety of securities through its wholly owned subsidiary, Luxemburg Investment Corporation, a Nevada investment corporation. The Company is subject to the regulations of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

Principles of Consolidation

The consolidated financial statements include the accounts of Luxemburg Bancshares, Inc. and its subsidiaries, Bank of Luxemburg, Luxemburg Investment
Corporation, and Area Development Corporation. All significant intercompany balances and transactions have been eliminated.

Use of Estimates in Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from these estimates.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, interest-bearing and non-interest-bearing deposits in banks, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

Investment in Securities

The Company's investments in securities are classified as available for sale and accounted for as follows:

 Securities available for sale consist of debt, equity, and mortgage-related securities. These securities are stated at fair value. Unrealized holding gains and losses, net of tax, on securities available for sale are reported as a net amount in a separate component of stockholders' equity until realized.

  LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

Gains and losses on the sale of securities available for sale are determined using the specific-identification method.

Loans and Related Interest Income and Fees

Interest on loans is credited to income as earned.
Interest income is not accrued on loans where management has determined collection of such interest is doubtful. When a loan is placed on nonaccrual status, previously accrued but unpaid interest deemed uncollectible is reversed and charged against current income. Loan-origination fees and certain direct origination costs are capitalized and recognized as an adjustment of the yield on the related loan.

Allowance for Credit Losses

The allowance for credit losses includes specific allowances related to commercial loans which have been judged to be impaired. A loan is impaired when, based on current information, it is probable that the Company will not collect all amounts due in accordance with the contractual terms of the loan agreement. These specific allowances are based on discounted cash flows of expected future payments using the loan's initial effective interest rate or the fair value of the collateral if the loan is collateral dependent.

The Company continues to maintain a general allowance for credit losses for loans not considered impaired.
The allowance for credit losses is maintained at a level which management believes is adequate to provide for possible credit losses. Management periodically evaluates the adequacy of the allowance using the Company's past loan loss experience, known and inherent risks in the portfolio, composition of the portfolio, current economic conditions, and other relevant factors. This evaluation is inherently subjective since it requires material estimates that may be susceptible to significant change.

Mortgage Servicing Rights

The cost of mortgage servicing rights is amortized in proportion to, and over the period of, estimated net servicing revenue. Impairment of mortgage servicing rights is assessed based on the fair value of those rights. Fair values are estimated using discounted cash flows based on a current market interest rate.
For purposes of measuring impairment, the rights are stratified by rate in the quarter in which the related mortgage loans were sold.

Premises and Equipment

Premises and equipment are stated at cost. Maintenance and repair costs are charged to expense as incurred.
Gains or losses on disposition of premises and equipment are reflected in income. Depreciation is computed on the straight-line method and is based on the estimated useful lives of the assets which range from three to thirty-five years.

 LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

Other Investments

Other investments consist of Federal Home Loan Bank stock and Bankers Bancorporation of Wisconsin, Inc.
stock which are carried at cost. Other investments are evaluated for impairment on an annual basis.

Goodwill

Goodwill acquired in a business acquisition is being amortized on a straight-line basis over five years.

Income Taxes

Deferred income taxes have been provided under the liability method. Deferred tax assets and liabilities are determined based on the difference between the consolidated financial statement and tax bases of assets and liabilities as measured by the current enacted tax rates which will be in effect when these differences are expected to reverse. Deferred tax expense (benefit) is the result of changes in the net deferred tax asset and liability.

Advertising Costs

Advertising costs are expensed as incurred.

Off-Balance-Sheet Financial Instruments

In the ordinary course of business, the Bank has entered into off-balance-sheet financial instruments consisting of commitments to extend credit, commitments under credit card arrangements, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded in the consolidated financial statements when they become payable.

Earnings Per Share

Earnings per common share are based upon the weighted average number of common shares outstanding. The weighted average number of shares outstanding was 243,051 in 1997 and 242,736 in 1996. The basic and diluted earnings per share are the same for 1997 and 1996.

Reclassifications

Certain reclassifications have been made to the 1996 consolidated financial statements to conform to the 1997 classifications.

  LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

Future Accounting Changes

In June 1997, the Financial Accounting Standards Board
(FASB) issued Statement of Financial Accounting
Standards (SFAS) No. 130, "Reporting Comprehensive
Income." This statement establishes standards for reporting and display of comprehensive income in a full set of general-purpose financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This statement requires that an enterprise display an amount representing total comprehensive income for the period in a financial statement, but does not require a specific format for that financial statement. This statement also requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the consolidated balance sheet. The statement is effective for fiscal years beginning after December 15, 1997. Reclassification of consolidated financial statements for earlier periods provided for comparative purposes is required. Management, at this time, cannot determine the effect that adoption of this statement may have on the consolidated financial statements of the Company as comprehensive income is dependent on the amount and nature of assets and liabilities held which generate nonincome changes to equity.

In June 1997, the FASB issued SFAS No. 131,
"Disclosures About Segments of an Enterprise and
Related Information." This statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. This statement supersedes SFAS No. 14,
"Financial Reporting for Segments of a Business
Enterprise," but retains the requirement to report information about major customers. It also amends SFAS
No. 94, "Consolidation of All Majority-Owned
Subsidiaries," to remove the special disclosure requirements for previously unconsolidated subsidiaries. The statement is effective for fiscal years beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. The statement is not expected to have an effect on the financial position or operating results of the Company, but may require additional disclosures in the consolidated financial statements.


NOTE 2 - RESTRICTIONS ON CASH AND CASH EQUIVALENTS

Cash and cash equivalents in the amount of $222,000 were restricted at December 31, 1997, to meet the reserve requirements of the Federal Reserve System.

LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES


 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities available for sale are as follows:

                                              Gross       Gross
                                Amortized   Unrealized  Unrealized  Estimated
                                   Cost       Gains       Losses    Fair Value
1997

U.S. Treasury securities and     $4,079,496   $52,664     $2,175    $4,129,985
 obligations of U.S. government
 agencies and corporations
Obligations of states and        3,594,785     83,275        -0-     3,678,060
 political subdivisions
Mortgage-related securities      6,282,411     38,476     15,503     6,305,384

Total                          $13,956,692   $174,415    $17,678   $14,113,429

1996

U.S. Treasury securities and    $5,993,060    $38,374    $15,733    $6,015,701
 obligations of U.S. government
 agencies and corporations
Obligations of states and        2,437,075      7,114     17,362     2,426,827
 political subdivisions
Mortgage-related securities      5,645,928     16,966     40,853     5,622,041

Total                          $14,076,063    $62,454    $73,948   $14,064,569

Fair values of securities are estimates based on financial models or prices paid for similar securities.
It is possible interest rates could change considerably resulting in a material change in the estimated fair value.

LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - INVESTMENT SECURITIES (CONTINUED)

The amortized cost and estimated fair value of investment securities available for sale at December 31, 1997, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                         Amortized    Estimated
                                            Cost      Fair Value

 Due in one year or less                 $  951,427   $  952,880
 Due after one year through five years    2,867,532    2,902,893
 Due after five years through ten years   3,260,125    3,335,693
 Due after ten years                        595,197      616,579
                                          7,674,281    7,808,045

 Mortgage-related securities              6,282,411    6,305,384

 Total investment securities             $13,956,692  $14,113,429

There were no sales of debt securities during 1997 and 1996.

Investment securities with an amortized cost of $996,051 and estimated fair value of $1,003,750 were pledged to secure public deposits, short-term borrowings, and other purposes required by law as of December 31, 1997.


NOTE 4 - LOANS

The composition of loans at December 31 follows:

                                            1997         1996

 Real estate:
   Construction                          $3,453,016   $2,402,000
   Other                                 20,910,707   20,246,000
 Commercial and industrial               24,140,174   20,280,000
 Agricultural                             5,409,905    5,873,000
 Consumer                                 6,991,179    6,369,942

 Total loans                            $60,904,981  $55,170,942

LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - LOANS (CONTINUED)

The aggregate amount of nonperforming loans was approximately $535,000 and $271,000 at December 31,
1997 and 1996, respectively. Nonperforming loans are those which are contractually past due 90 days or more as to interest or principal payments, on a nonaccrual of interest status, or loans the terms of which have been renegotiated to provide a reduction or deferral of interest or principal. The interest income recorded and that which would have been recorded had nonaccrual and renegotiated loans been current, or not troubled, are not material to the consolidated financial statements for the years ended December 31, 1997 and 1996.

At December 31, 1997 and 1996, there were no loans considered to be impaired. There were also no impaired loans during 1997 and 1996.

The subsidiary bank in the ordinary course of banking business grants loans to the Company's executive officers and directors, including their families and firms in which they are principal owners.

Substantially all loans to employees, officers, directors, and stockholders owning 5% or more of the Company were made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others and did not involve more than the normal risk of collectibility or present other unfavorable features.

Activity in such loans during 1997 is summarized below:

 Loans outstanding, December 31, 1996    $2,172,380
 New loans                                1,339,899
 Repayment                                (979,686)

 Loans outstanding, December 31, 1997    $2,532,593

An analysis of the allowance for credit losses for the years ended December 31 follows:

                                            1997         1996

 Balance at beginning                    $  653,535   $  574,286
 Provision charged to operating expense     120,000      109,000
 Recoveries on loans                         36,108       21,426
 Loans charged off                        (132,542)     (51,177)

 Balance at end                          $  677,101   $  653,535

LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - LOAN SERVICING

The following is an analysis of changes in mortgage servicing rights:

                                            1997         1996

 Balance, January 1                      $   43,271   $      -0-
 Capitalized amounts                         52,802       51,228
 Amortization                              (15,906)      (7,957)

 Balance, December 31                    $   80,167   $   43,271

No impairment of mortgage servicing rights existed at December 31, 1997; therefore, no valuation allowance was recorded.

The carrying value of the mortgage servicing rights is included with other assets and approximates fair market value at December 31, 1997.


NOTE 6 - PREMISES AND EQUIPMENT

Details of premises and equipment at December 31 follow:

                                            1997         1996

 Land                                    $   70,246   $   70,246
 Buildings and improvements               1,447,459    1,376,602
 Furniture and equipment                  1,409,553      960,491

 Totals                                   2,927,258    2,407,339
 Less - Accumulated depreciation          1,215,908    1,026,551

 Net depreciated value                   $1,711,350   $1,380,788

Depreciation and amortization of premises and equipment charged to operating expense totaled $232,549 in 1997 and $131,713 in 1996.

LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - LEASE

In 1997, the Company entered into a lease for computer equipment. The computer lease, which expires in 2000, is classified as a capital lease.

Premises and equipment include the following amounts for the computer lease that has been capitalized:

 Furniture and equipment                 $   73,931
 Less - Accumulated amortization             13,385

 Total                                     $ 60,546

Lease amortization is included in depreciation expense.

Future minimum payments, by year and in the aggregate, under the capital lease as of December 31, 1997, consist of the following:

 1998                                      $ 28,271
 1999                                        28,271
 2000                                         6,817

 Total minimum lease payments                63,359
 Amount representing interest                 5,630

 Present value of net minimum              $ 57,729
  lease payments

The carrying value of the capital lease obligation is included with other liabilities and approximates fair market value at December 31, 1997.


NOTE 8 - DEPOSITS

The distribution of deposits at December 31 is as follows:

                                            1997         1996

 Non-interest-bearing demand deposits    $9,103,744   $7,004,277
 Interest-bearing demand deposits         7,126,486    6,044,927
 Savings deposits                        12,963,780   11,997,553
 Money market deposits                    3,959,132    4,662,156
 Time deposits                           39,493,225   36,448,548

 Total deposits                         $72,646,367  $66,157,461

LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - DEPOSITS (CONTINUED)

Time deposits of $100,000 or more were approximately
$4,580,000 and $2,552,000 at December 31, 1997 and
1996, respectively. Interest expense on time deposits of $100,000 or more was approximately $180,000 and $128,000 for the years ended December 31, 1997 and 1996, respectively.

At December 31, 1997, the scheduled maturities of time deposits are as follows:

      1998                              $33,312,225
      1999                                4,935,000
      2000                                  803,000
      2001                                  328,000
      Thereafter                            115,000

      Total                              $39,493,225


NOTE 9 - SHORT-TERM BORROWINGS

As a member of the Federal Home Loan Bank (FHLB) system, the Bank may utilize various borrowing alternatives secured by pledges of mortgage loans and FHLB stock. At December 31, 1996, an advance of
$500,000 had an original maturity of 99 days with interest at 5.5%. Interest was payable monthly.

Other short-term borrowings consist of treasury tax and loan deposits of $640,002 and $380,076 at December 31, 1997 and 1996, respectively, which generally mature within 1 to 120 days from the transaction date.

The following information relates to FHLB advances and treasury tax and loan deposits for the years ended
December 31:

                                            1997         1996

 As of year-end - Weighted average rate       5.16%        5.47%
 For the year:
   Highest month-end balance             $1,852,902   $1,285,779
   Daily average balance                  1,197,771      441,143
   Weighted average rat                       5.69%        4.84%

LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - BORROWED FUNDS

Borrowed funds consist of the following:
                                            1997         1996

6.19% FHLB note, secured by pledges     $500,000        $   -0-
of mortgage loans and FHLB stock,
due September 18, 1998, interest
payable monthly

6.63% land contract, payable at           55,981         85,179
$2,831 per month including interest,
due September 1, 1999

8.0% note, payable at $2,408 per          76,847        100,379
month including interest, due
December 31, 2000

Totals                                $  632,828      $ 185,558

Required payments of principal on the borrowed funds at December 31, 1997, are summarized as follows:

      1998                               $  554,796
      1999                                   50,349
      2000                                   27,683

      Total                              $  632,828

NOTE 11 - INCOME TAXES

The provision for income taxes consists of the following:

                                            1997         1996
 Current tax expense:
   Federal                               $  365,550   $  387,012
   State                                     56,850       53,703

 Total current                              422,400      440,715

 Deferred tax credit:
   Federal                                 (28,267)     (18,734)
   State                                    (7,068)      (4,684)

 Total deferred                            (35,335)     (23,418)

 Change in valuation allowance                1,416      (4,243)

 Total provision for income taxes        $  388,481   $  413,054

LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - INCOME TAXES (CONTINUED)

Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities net of a valuation allowance for deferred tax assets not likely to be realized. The major components of net deferred tax assets at December 31 are as follows:

                                            1997         1996

 Deferred tax assets:
   Reserve for loan losses               $  162,398   $  153,157
   Deferred compensation                    106,591       78,877
   Intangible assets                         13,345        6,595
   Net operating loss carryovers             20,224       18,808
   Other                                      7,387        1,470
   Unrealized loss on investment
    securities available for sale               -0-        4,581

 Total deferred tax assets                  309,945      263,488

 Deferred tax liabilities:
   Depreciation                           (144,423)    (142,552)
   Accretion                               (10,960)     (11,597)
   Mortgage servicing rights               (31,437)     (16,968)
   Unrealized gain on investment
    securities available for sale          (53,542)          -0-

 Total deferred tax liabilities           (240,362)    (171,117)

 Total valuation allowance recognized
   for net deferred tax assets             (20,224)     (18,808)

 Net deferred tax asset                  $   49,359   $   73,563

LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - INCOME TAXES (CONTINUED)

A summary of the source of differences between income taxes at the federal statutory rate and the provision for income taxes for the years ended December 31 follows:

                                 1997                       1996
                                              % of                     % of
                                             Pretax                    Pretax
                                 Amount      Income         Amount     Income

 Tax expense at statutory rate  $444,795      34.0         $416,169     34.0
 Increase (decrease) in taxes
  resulting from:
   Tax-exempt interest          (70,361)     (5.4)         (26,926)    (2.2)
   State income taxes - Net of    32,856       2.5           32,804      2.7
    federal tax benefit
   Cash surrender value of life (16,264)     (1.2)         (15,659)    (1.2)
    insurance in excess of
    premiums
   Other                         (2,545)      (.2)           6,666        .5

 Provision for income taxes     $388,481      29.7        $413,054      33.8

The Company has state net operating loss carryforwards of approximately $388,000. The net operating losses begin to expire in 1999.

NOTE 12 - PROFIT-SHARING PLAN

The Bank has a 401(k) profit-sharing plan covering substantially all employees. The plan provides for discretionary contributions and matching contributions up to 8% of employee compensation; however, all contributions are at the discretion of the Board of Directors. Profit-sharing expense for 1997 and 1996 was $46,500 and $41,400, respectively.

NOTE 13 - DEFERRED COMPENSATION

The Company has a deferred compensation plan which permits directors to defer a portion of their compensation. The deferred compensation is accrued but unfunded, is distributable in cash after retirement, and amounted to $271,820 and $201,144 at December 31, 1997 and 1996, respectively. The Company has insured the lives of the directors who participate in the deferred compensation plan to assist in the funding of the deferred compensation liability. The Company is the owner and beneficiary of the insurance policies.
At December 31, 1997 and 1996, the cash surrender value of these policies was $1,137,276 and $1,071,908, respectively. The amount charged to operations for deferred compensation was $70,676 and $64,210 for the years ended December 31, 1997 and 1996, respectively.

LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - COMMITMENTS AND CONTINGENCIES

Stock Redemption Policy

Luxemburg Bancshares, Inc. adopted a stock redemption policy to assist in the establishment of a fair price for its shares. The Company can redeem stock up to 10% of stockholders' equity in any 12-month period without specific prior approval from the Federal Reserve Bank.
At December 31, 1997, the redemption price was determined to be 80% of the book value of the stock.
Thus the maximum commitment at December 31, 1997, would be $28.02 per share.

Financial Instruments With Off-Balance-Sheet Risk

The Bank's financial statements do not reflect various commitments and contingent liabilities which arise in the normal course of business and which involve elements of credit risk, interest rate risk, and liquidity risk. These commitments and contingent liabilities are commitments to extend credit and standby letters of credit. A summary of the Bank's commitments and contingent liabilities at December 31 is as follows:


                                               Notional Amount
                                              1997         1996

 Commitments to extend credit             $3,457,000   $4,676,000
 Credit card arrangements                    590,000      865,000
 Standby letters of credit                   100,000       84,000

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

LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - CONCENTRATIONS OF CREDIT RISK

All of the Bank's loans, commitments, and standby letters of credit have been granted to customers in the Bank's market area. The concentrations of credit by type are set forth in Note 4. Standby letters of credit were granted primarily to commercial borrowers.


NOTE 16 - REGULATORY MATTERS

At December 31, 1997, Bank of Luxemburg could have paid approximately $3,055,000 of additional dividends to the Company without prior regulatory approval. The payment of dividends is subject to the statutes governing state chartered banks and may be further limited because of the need for the Bank to maintain capital ratios satisfactory to applicable regulatory agencies.

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory_and possibly additional discretionary_actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets and of Tier I capital to average assets.
Management believes, as of December 31, 1997, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 1997 and 1996, the most recent notification from the Office of the Commissioner of Banking categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.
To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios of 8.0%, 4.0%, and 4.0%, respectively. There are no conditions or events since that notification that management believes have changed the institution's category.

LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 - REGULATORY MATTERS (CONTINUED)

The Bank's actual and regulatory capital amounts and ratios are as follows:

                                                               For Capital
                                                Actual       Adequacy Purposes
                                           Amount    Ratio    Amount    Ratio
 December 31, 1997:

 Total capital (to risk-weighted assets)  $8,654,000  14.4%  >$4,820,000  >8.0%

 Tier I capital (to risk-weighted assets) $7,977,000  13.2%  >$2,410,000  >4.0%

 Tier I capital (to average assets)       $7,977,000   9.7%  >$3,267,000  >4.0%

 December 31, 1996:

 Total capital (to risk-weighted assets)  $8,332,000  15.8%  >$4,230,000  >8.0%

 Tier I capital (to risk-weighted assets) $7,678,000  14.5%  >$2,115,000  >4.0%

 Tier I capital (to average assets)       $7,678,000  10.2%  >$3,024,000  >4.0%


NOTE 17 - FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value estimates, methods, and assumptions for the Company's financial instruments are summarized below.

Cash and Cash Equivalents

The carrying values approximate the fair values for these assets.

Investment Securities Available for Sale

Fair value is based on quoted market prices where available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 - FAIR VALUE OF FINANCIAL INSTRUMENTS
(CONTINUED)

Loans

Fair value is estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type, such as commercial, residential mortgage, and other consumer. The fair value of loans is calculated by discounting scheduled cash flows using discount rates reflecting the credit and interest rate risk inherent in the loan.

Other Investments

The carrying amount reported in the balance sheets for other investments approximates the fair value of these assets.

Deposits

The fair value of deposits with no stated maturity, such as demand deposits, savings, and money market accounts, is the amount payable on demand at the reporting date. The fair value of fixed-rate time deposits is calculated using discounted cash flows applying interest rates currently being offered on similar certificates.

Short-Term Borrowings and Borrowed Funds

The carrying amount reported in the balance sheets for short-term borrowings and borrowed funds approximates the fair value of the liabilities.

Off-Balance-Sheet Instruments

The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the current interest rates, and the present creditworthiness of the counterparties. Since this amount is immaterial, no amounts for fair value are presented.

LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 - FAIR VALUE OF FINANCIAL INSTRUMENTS
(CONTINUED)

The carrying value and estimated fair value of financial instruments at December 31, 1997 and 1996, were as follows:

                                       1997                    1996
                               Carrying    Estimated   Carrying   Estimated
                               Value       Fair Value  Value      Fair Value

 Financial assets:
   Cash and cash equivalents   $5,132,708  $5,132,708  $3,732,501  $3,732,501
   Investment securities       14,113,429  14,113,429  14,064,569  14,064,569
    available for sale
   Net loans receivable        60,227,880  60,975,986  54,517,407  54,668,690
   Other investments              253,050     253,050     251,650     251,650

 Total financial assets       $79,727,067 $80,475,173 $72,566,127 $72,717,410

 Financial liabilities:
   Deposits                   $72,646,367 $72,800,822 $66,157,461 $66,266,218
   Short-term borrowings          640,002     640,002     880,076     880,076
   Borrowed funds                 632,828     632,828     185,558     185,558

 Total financial liabilities  $73,919,197 $74,073,652 $67,223,095 $67,331,852

Limitations

Fair value estimates are made at a specific point in time based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular instrument.
Because no market exists for a significant portion of the Company's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters that could affect the estimates. Fair value estimates are based on existing on- and off-balance-sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Deposits with no stated maturities are defined as having a fair value equivalent to the amount payable on demand. This prohibits adjusting fair value derived from retaining those deposits for an expected future period of time. This component, commonly referred to as a deposit base intangible, is neither considered in the above amounts nor is it recorded as an intangible asset on the balance sheet. Significant assets and liabilities that are not considered financial assets and liabilities include premises and equipment. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.

LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 - PARENT COMPANY ONLY FINANCIAL STATEMENTS

                    BALANCE SHEETS
              December 31, 1997 and 1996

                              ASSETS

                                             1997         1996

 Cash                                    $    49,238  $    19,632
 Premises and equipment                      381,776      149,125
 Investment in subsidiaries                8,188,105    7,598,257

 Other                                        20,921          -0-

 TOTAL ASSETS                             $8,640,040   $7,767,014

               LIABILITIES AND STOCKHOLDERS' EQUITY

 Borrowed funds                            $  55,981    $  85,179
 Other liabilities                            55,183        1,819
 Total stockholders' equity                8,528,876    7,680,016

 TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                    $8,640,040   $7,767,014

                       STATEMENTS OF INCOME
              Years Ended December 31, 1997 and 1996

                                             1997         1996

 Dividends from subsidiaries               $ 459,600    $ 225,750
 Undistributed equity in earnings
  of subsidiaries                            479,740      606,392
 Other operating income                       97,339       19,280

   Total income                            1,036,679      851,422

 Operating expenses                          121,033       33,947
 Interest expense                              8,602        6,503

   Total expenses                            129,635       40,450

 Income before credit for income taxes       907,044      810,972
 Credit for income taxes                    (12,697)          -0-

 Net income                                $ 919,741    $ 810,972

LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 - PARENT COMPANY ONLY FINANCIAL STATEMENTS
(CONTINUED)

                     STATEMENTS OF CASH FLOWS
              Years Ended December 31, 1997 and 1996

                                             1997         1996
 Cash flows from operating activities:

   Net income                              $ 919,741    $ 810,972

   Adjustments to reconcile net income
    to net cash provided by operating
    activities:
     Depreciation                             55,092        4,833
     Accretion                               (1,339)      (1,280)
     Employee stock bonuses                   25,604       10,730
     Undistributed earnings of subsidiary  (479,740)    (606,392)
     Change in other operating assets       (20,921)          -0-
     Change in other liabilities             (3,026)        (153)

      Total adjustments                    (424,330)    (592,262)

   Net cash provided by operating            495,411      218,710
    activities

   Net cash used in investing
     activities - Capital expenditures     (213,812)          -0-

   Cash flows from financing activities:
     Principal payments on borrowed         (45,400)     (27,311)
     funds and capital lease obligations
     Dividends paid                        (206,593)    (184,480)

   Net cash used in financing activities   (251,993)    (211,791)

 Net increase in cash                         29,606        6,919
 Cash at beginning                            19,632       12,713

 Cash at end                               $  49,238    $  19,632

 Supplemental Information:

 Cash paid during the year for interest    $   8,767    $   6,656

 Noncash investing and financing activities:

 In 1997, the Company entered into a capital lease of $73,931 for the purchase of computer equipment.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          This item is not applicable.

                       PART III

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE
          REGISTRANT; COMPLIANCE WITH SECTION 16(a) OF
          THE EXCHANGE ACT.

     Information called for by Item 9 is contained under "Election of Directors" and "Section 16(a)
Beneficial Ownership Reporting Compliance" of the
Company's Proxy Statement, dated March 30, 1998 with respect to the Annual Meeting of Shareholders to be held on May 2, 1998 which was filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 and which is incorporated herein by reference in response to this item.

     Reference is also made to "Executive Officers Of
The Registrant" included at the end of Part I of this Form 10-KSB in partial response to Item 9.

ITEM 10.  EXECUTIVE COMPENSATION.

     The information appearing under "Director
Compensation" and " Executive Compensation" of the
Company's Proxy Statement dated March 30, 1998 is incorporated herein by reference in response to this item.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT.

     The information appearing under "Beneficial
Ownership of Principal Shareholders, Directors and
Management" of the Company's Proxy Statement dated
March 30, 1998 is incorporated herein by reference in response to this item.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED
TRANSACTIONS.

     The information appearing under "Related
Transactions" of the Company's Proxy Statement dated
March 30, 1998 is incorporated herein by reference in response to this item.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the last quarter of fiscal 1997.

          INDEX TO EXHIBITS

    EXHIBIT NO.                      DESCRIPTION

         3.1         Articles of Incorporation, incorporated
                     herein by reference to Exhibit 3.1 of
                        the Company's Registration Statement on
                     Form 10-SB
         3.2         Bylaws, incorporated herein by reference to
                     Exhibit 3.2 of the Company's
                        Registration Statement on Form 10-SB
        10.1         Director Deferred Compensation Plan for
                     Bank of Luxemburg, incorporated
                        herein by reference to Exhibit 10.1 of
                     the Company's Registration
                        Statement on Form 10-SB
        21           Subsidiaries of the Registrant
        27           Financial Data Schedule

                      SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the
Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                              LUXEMBURG BANCSHARES, INC.


Date:  March 18, 1998         By: /s/ John Slatky
                                 --------------------
                                 John Slatky
                                 President and Chief
                                 Executive Officer

Pursuant to the requirements of the Securities Exchange
Act of 1934, the report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 18, 1998.


By:/s/ John A. Slatky
---------------------------
John A. Slatky                 President and Chief Executive Officer and
                               a Director


By:/s/ Thomas L. Lepinski
---------------------------
Thomas L. Lepinski, C.P.A.     Treasurer, Chief Financial Officer and
                               Chief Accounting Officer

By:/s/ Irvin G. Vincent
----------------------------
Irvin G. Vincent               Chairman of the Board of Directors


By:/s/ Willard Marchant
----------------------------
Willard Marchant               Director


By:/s/ Thomas J. Rueckl
----------------------------
Thomas J. Rueckl               Director


By:/s/ James J. Jadin
----------------------------
James J. Jadin                 Director


By:/s/ Ronald A. Ledvina
----------------------------
Ronald A. Ledvina              Director


By:/s/ Richard L. Dougherty
----------------------------
Richard L. Dougherty           Director


By:/s/ Donald E. Pritzl
---------------------------
Donald E. Pritzl               Director