Form 10QSB
period 1998-03-31
LUXEMBURG BANCSHARES INC
filed 1998-05-13
CIK 1037265

U.S. SECURITIES AND EXCHANGE COMMISSION
                Washington. D. C. 20549

                      Form 10-QSB

(Mark One)

[ X ]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended March 31, 1998.

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
       THE EXCHANGE ACT
       For the transition period from ____ to ____.

            Commission file number 0-22471

              Luxemburg Bancshares, Inc.
 (Exact name of small business issuer as specified in
                     its charter)

        Wisconsin                   39-1457904
     (State or other             (I.R.S. Employer
     jurisdiction of            Identification No.)
     incorporation or
      organization)

      630 Main Street, Luxemburg, Wisconsin 54217
       (Address of principal executive offices)

                    (920)  845-2345
              (Issuer's telephone number)

                          N/A
(Former name, former address and former fiscal year, if
              changed since last report)

Check whether the issuer (1) filed all reports required
to be filed by Section 13 or 15(d) of the Exchange Act
during the past 12 months (or for such shorter period
that the registrant was required to file such reports),
and (2) has been subject to such filing requirements
for the past 90 days.  Yes  [ X ]   No  [   ]

State the number of shares outstanding of each issuer's classes of common equity, as of May 11, 1998:

           243,501 shares were outstanding.

Transitional Small Business Disclosure Format (check
one):  Yes  [   ]   No  [ X ]

              LUXEMBURG BANCSHARES, INC.

                         INDEX

                                                      Page No.
  PART I - FINANCIAL INFORMATION

  Consolidated Balance Sheets - March
  31, 1998 and December 31, 1997                         3

  Consolidated Statements of Income -
  Three Months Ended March 31, 1998 and 1997             4

  Consolidated Condensed Statements of
  Changes in Stockholders' Equity - Three Months
  Ended March 31, 1998 and 1997                          5

  Consolidated Statements of Cash Flow -
  Three Months Ended March 31, 1998 and 1997             6

  Notes to Consolidated Financial
  Statements                                             7 - 8

  Management's Discussion and Analysis
  of Financial Condition and Results of
  Operations                                             9 - 13

  PART II - OTHER INFORMATION

  Item 2 - Changes in Securities and Use of
  Proceeds                                                14

  Item 6 - Exhibits and Reports on Form 8-K               14

  SIGNATURES                                              15

            PART I - FINANCIAL INFORMATION
      LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES
       CONSOLIDATED BALANCE SHEETS - (UNAUDITED)
         March 31, 1998 and December 31,  1997

                        ASSETS


                                          1998        1997

Cash and due from banks              $ 2,882,915 $ 3,326,444
Interest-bearing deposits                130,122     639,264
Federal funds sold                     3,417,000   1,167,000

     Cash and cash equivalents         6,430,037   5,132,708

Investment securities available for   14,670,990  14,113,429
sale-Stated at fair value

Total loans                           57,645,216  60,904,981
     Allowance for credit losses       (703,775)   (677,101)

Net loans                             56,941,441  60,227,880
Premises and equipment                 1,708,067   1,711,350
Other investments at cost                253,050     253,050
Other assets                           2,231,046   2,115,831

TOTAL ASSETS                         $82,234,631 $83,554,248


         LIABILITIES AND STOCKHOLDERS' EQUITY


                                          1998        1997
LIABILITIES:

Non-interest-bearing deposits        $ 7,394,724 $ 9,103,744
Interest-bearing deposits             63,861,546  63,542,623

Total deposits                        71,256,270  72,646,367

Short-term borrowings                    255,815     640,002
Borrowed funds                           619,486     632,828
Other liabilities                      1,280,210   1,106,175

     Total liabilities                73,411,781  75,025,372

STOCKHOLDERS' EQUITY:

Common stock- $.1667 par value:
  Authorized - 300,000 shares,            45,083      45,083
  Issued - 270,500 shares
Capital surplus                        3,431,925   3,431,925
Retained earnings                      5,574,795   5,293,023
Unrealized gain on investment            115,397     103,195
  securities available for sale -
  Net of tax
Less - 26,999 shares of treasury       (344,350)   (344,350)
  common stock, at cost

     Total stockholders' equity        8,822,850   8,528,876

TOTAL LIABILITIES AND STOCKHOLDERS'  $82,234,631  $83,554,248
EQUITY

   See accompanying notes to consolidated financial
                      statements.

      LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME
                      (UNAUDITED)

                                   Three Months Ended
                                        March 31,

                                    1998       1997
INTEREST INCOME:

Interest and fees on loans    $ 1,347,699 $ 1,237,871
Interest on investment
  securities:
     Taxable                      174,381     171,405
     Tax-Exempt                    45,083      29,530
Other interest and dividend        35,716      14,346
  income
     Total interest income      1,602,879   1,453,152

INTEREST EXPENSE:

Deposits                          755,525     678,470
Short-term borrowings               3,033       8,578
Borrowed funds                     11,201       5,126

     Total interest expense       769,759     692,174

Net interest income               833,120     760,978
Provision for credit losses        37,500      30,000

Net interest income after         795,620     730,978
  provision for credit losses

OTHER INCOME:

Service charges on deposit         42,674      45,399
  accounts
Mortgage underwriting fees -       75,004      11,560
  Secondary market
Loan servicing fee income          17,022      13,923
Other operating income            171,483     130,351

     Total other income           306,183     201,233

OPERATING EXPENSES:

Salaries and related benefits     398,280     344,637
Net occupancy expense              44,409      43,540
Equipment rentals,                 75,793      43,285
  depreciation, and maintenance
Data processing                    27,282      45,121
Other operating expenses          150,946     127,603

     Total operating expenses     696,710     604,186

Income before provision for       405,093     328,025
  income taxes
Provision for income taxes        123,321      99,515

Net income                     $  281,772  $  228,510

Basic earnings per common           $1.16       $0.94
  share

   See accompanying notes to consolidated financial
                      statements.

      LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES
         CONSOLIDATED CONDENSED STATEMENTS OF
            CHANGES IN STOCKHOLDERS' EQUITY
                      (UNAUDITED)
      Three Months Ended March 31, 1998 and 1997


                               Three Months Ended    Three Months Ended
                                 March 31, 1998       March 31, 1997
                                Shares   Equity     Shares    Equity
                                         Total                Total

Balance - Beginning of period   243,501 $8,528,876 242,736  $7,680,016

Comprehensive income:
   Net Income                              281,772             228,510
   Other comprehensive income               12,202            (39,316)
     - Change in net unrealized
     gain (loss) on securities
     available for sale

Total comprehensive income                 293,974              189,194

Sale of Treasury Stock                                 315       10,080

Balance - End of period         243,501 $8,822,850 243,051   $7,879,290


    See accompanying notes to consolidated financial statements.

      LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CASH FLOW
                      (UNAUDITED)
      Three Months Ended March 31, 1998 and 1997

                                          1998       1997
CASH FLOWS FROM OPERATING
ACTIVITIES:

Net income                            $  281,772  $  228,510
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
    Depreciation and amortization         77,267      36,646
    Accretion of discounts on            (8,624)    (13,245)
      securities
    Amortization of premiums on            2,900      10,991
      securities
    Provision for credit losses           37,500      30,000
    Employee stock bonus                              10,080
    Gain on sale of other real             (164)
      estate
    Provision for deferred taxes        (12,054)
    Change in other operating assets   (107,311)   ( 91,033)
    Change in other operating            167,492      85,670
      liabilities
      Total adjustments                  157,006      69,109

Net cash provided by operating           438,778     297,619
  activities

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from maturities of          742,533   2,092,878
      securities available for sale
    Purchase of securities available (1,275,625) (2,432,677)
      for sale
    Net decrease (increase) in loans   3,248,939 (1,237,898)
    Purchase of additional life         (17,300)    (17,300)
      insurance
    Proceeds from sale of other real      15,164
      estate
    Capital expenditures                (67,534)   (158,676)
    Purchase of other investments            -0-         -0-

Net cash provided by (used in)         2,646,177 (1,753,673)
  investing activities

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase (decrease) in       (1,390,097)     664,513
      deposits
    Net increase (decrease) in short-  (384,187)     150,474
      term borrowings
    Loan from FHLMC                          -0-     500,000
    Principal payments on borrowed      (13,342)    (14,162)
      funds
    Dividends paid                           -0-         -0-

Net cash provided by (used in)       (1,787,626)   1,300,825
  financing activities

Net increase (decrease) in cash and    1,297,329   (155,229)
  cash equivalents
Cash and cash equivalents at           5,132,708   3,732,501
  beginning
Cash and cash equivalents at end     $ 6,430,037 $ 3,577,272

Supplemental information:

Cash paid during the period for:
    Interest                         $  788,128  $  653,890
    Income taxes                     $   25,115  $  104,536


   See accompanying notes to consolidated financial
                      statements

      LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (UNAUDITED)

The consolidated financial statements for interim periods are unaudited; however, in the opinion of the management of Luxemburg Bancshares, Inc. ("Company"), all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation have been included. Refer to the Notes to Consolidated
Financial Statements which appear in the Company's Form
10-KSB for the Fiscal Year ended December 31, 1997 for the Company's accounting policies which are pertinent to these financial statements.

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

The accompanying financial statements have been prepared in accordance with the instructions for Form
10-QSB and, therefore, do not include all information and footnotes necessary to be in conformity with generally accepted accounting principles.

For purposes of reporting cash flows, the Company considers cash on hand, interest-bearing and non-interest bearing deposits in banks and federal funds sold as cash and cash equivalents.

Earnings per common share are based upon the weighted average number of common shares outstanding. The weighted average number of shares outstanding was 243,501 in 1998 and 243,051 in 1997. The basic and diluted earnings per share are the same for 1998 and 1997.

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

Notional Amount
                               March 31, 1998  December 31, 1997

Commitments to extend credit      $2,768,000      $3,457,000
Credit card arrangements             700,000         590,000
Standby letters of credit             34,000         100,000

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

      LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (UNAUDITED)

NOTE 3: ACCOUNTING CHANGES

In June 1997, the FASB issued SFAS No. 131,
"Disclosures About Segments of an Enterprises and
Related Information." This statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. This statement supersedes SFAS No. 14,
"Financial Reporting for Segments of a Business enterprise," but retains the requirement to report information about major customers. It also amends SFAS
No. 94, "Consolidation of All Majority-Owned
Subsidiaries," to remove the special disclosure requirements for previously unconsolidated subsidiaries. The statement is effective for fiscal years beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. This statement need not be applied to interim financial statements in the initial year of application. The statement is not expected to have an effect on the financial position or operating results of the Company, but may require additional disclosures in the consolidated financial statements.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS
      LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES


SELECTED QUARTERLY FINANCIAL DATA

                    Three Months Ended March 31,
                           1998       1997

Net Earnings             281,772     228,510
Average Consolidated
Balance Sheet Items:
   Loans              57,750,541  54,539,288
   Taxable Investment 10,640,118  11,677,954
     Securities
   Fed Funds Sold      2,011,958     394,633
   Municipal Loans &   5,264,214   3,882,284
     Investments
   Other Earning Assets  545,337     627,656
      Total Earning   76,212,168  71,121,815
        Assets
   Total Assets       81,840,730  76,167,073
   Deposits           72,097,514  67,377,847
   Shareholders'       8,729,091   7,840,381
     Equity

Key Ratios:
   Average Equity to      10.67%      10.29%
     Average Total Assets
   Return on Average       1.38%       1.20%
     Total Assets
   Return on Average      12.91%      11.66%
     Equity
   Net Interest Margin     4.43%       4.34%


NET INTEREST INCOME

Net interest income, the principle source of earnings, is the amount by which interest generated by earning assets exceeds the interest costs of liabilities obtained to fund them. As shown below, net interest income has increased $72,142 or 9.48% to $833,120 for the three months ended March 31, 1998, from $760,978 for the three months ended March 31, 1997. The increase in net interest income is primarily due to bank growth.
As noted above, average assets for the three months ended March 31, 1998 were $81,840,730 compared to average assets for the three months ended March 31, 1997 of $76,167,073


                       Three Months Ended March 31,
                             1998        1997

Interest Income          $1,602,879   $1,453,152
Interest Expense            769,759      692,174
Net Interest Income      $  833,120   $  760,978

Net Interest Margin           4.43%        4.34%


RATE/VOLUME ANALYSIS

The impact of changes in volume and interest rates on net interest income for the three months ended March
31, 1998 is illustrated in the following table:

Three Months Ended March 31, 1998 Compared to Three
Months Ended March 31, 1997.

                   Increase (Decrease) in Net Interest Income
                         Net Change    Due To        Due To
                                        Rate         Volume
Interest Income          $  149,727  $  55,415     $  94,312
Interest Expense             77,585     28,526        49,059
Net Interest Income      $   72,142  $  26,889     $  45,253

Interest rates on the Bank's earning assets and interest bearing liabilities were generally higher for the three months ended March 31, 1998 compared to the three months ended March 31, 1997. In addition, earning assets increased to $76,212,168 for the three months ended March 31, 1998 from $71,121,815 for the three months ended March 31, 1997. Interest bearing liabilities increased $3,988,641 or 6.58% to $64,569,501 for the three months ended March 31, 1998 compared to $60,580,860 for the three months ended
March 31, 1997.

OPERATING RESULTS

Net income for the three months ended March 31, 1998, increased $53,262 or 23.3% to $281,772 from $228,510 for the three months ended March 31, 1997. The increase in net interest income is $72,142 for the three months ended March 31, 1998, compared to the three months ended March 31, 1997, and is discussed in "Net Interest
Income" and "Rate/Volume Analysis" elsewhere in this report. Mortgage underwriting fees - Secondary market increased $63,444 or 548.82% to $75,004 for the three months ended March 31, 1998, compared to $11,560 for the three months ended March 31, 1997. This increase is primarily due to increased volume as for the three months ended March 31, 1998, the Company originated
$5,220,200 of loans for the secondary market compared to $549,000 for the three months ended March 31, 1997.
Other operating income increased $41,132 or 31.55% for the three months ended March 31, 1998 compared to the three months ended March 31, 1997. The main drivers of this increase are increased sales of alternative investment products by the Company's Financial Resource
Center and the sale of a loan in 1998 at a gain.

Operating expenses for the three months ended March 31, 1998 increased $92,524 or 15.3% to $696,710 compared to
$604,186 for the three months ended March 31, 1997.
Salaries and related benefits increased $53,643 or 15.57% to $398,280 for the three months ended March 31, 1998 compared to $344,637 for the three months ended
March 31, 1997. The increase is primarily due to inflationary increases and a higher level of employee incentive compensation in 1998 compared to 1997.
Equipment rentals, depreciation, and maintenance for the three months ended March 31, 1998 increased $32,508 or 75.10% to $75,793 compared to $43,285 for the three months ended March 31, 1997. Included in this total is equipment depreciation which increased $32,247 or 122.6% to 58,550 for the three months ended March 31, 1998 compared to $26,303 for the three months ended
March 31, 1997; this increase is due primarily to the purchase of the banks in-house computer system in May, 1997. The increase in equipment depreciation is partially offset by a decrease in purchased data processing for 1998 compared to 1997. Finally, other operating expenses for the three months ended March 31, 1998 increased $23,343 or 18.29% to $150,946 from
$127,603 for the three months ended March 31, 1997.
This increase is primarily due to inflationary increases, the bank's in-house computer system, additional costs at the Financial Resource Center and new product introductions.

     Year 2000 Risks.   The Company is exposed to
future uncertainty, potential future reduction in earnings, and future losses, including litigation, due to business interruption or errors, if its computer systems are not modified to ensure that dates after December 31, 1999 are not misrepresented by those systems. This eventuality is commonly referred to as the Year 2000 problem.

     The Bank uses computer-related technologies and software throughout its business that will be affected by the date change in the year 2000. The Bank's directors, senior management and staff are aware of these Year 2000 issues and have appointed a technology committee to study and direct the project to bring all of the computer-related systems into Year 2000 compliance during 1998 and 1999. In accordance with the guidelines of the FDIC, the technology committee will be addressing the issue using the following phases

                    1) Awareness
                    2) Assessment
                    3) Renovation
                    4) Validation
                    5) Implementation

     The Bank has recently converted its main data processing system. The vendor has provided the Bank with a copy of its Year 2000 project plan and stated that the software is Year 2000 compliant. The Bank is in the process of obtaining similar information and commitments from the Bank's other vendors.

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

ALLOWANCE FOR LOAN LOSSES

The amount charged to the provision for loan losses by the Bank is based on management's evaluation as to the amounts required to maintain an allowance adequate to provide for potential losses inherent in the loan portfolio. The level of this allowance is dependent upon the total amount of past due and non-performing loans, general economic conditions and management's assessment of potential losses based upon internal credit evaluations of the loan portfolio and particular loans. The Bank's credit customers are subject to potential losses as a result of Year 2000 exposure in their own computer systems as well as the computer systems of their suppliers and customers. The Bank is working with those customers that may be significantly affected by the Year 2000 exposure. The exposure, if not adequately addressed, will be taken into account in assessing the loss potential, if any, associated with each credit relationship. Loans are entirely to borrowers in Northeast Wisconsin.

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

At March 31, 1998 and 1997 the Company did not have any loans past due 90 days or more that were still accruing interest. At March 31, 1998 and 1997 the Company did not have any loans that meet the definition of "Troubled Debt Restructuring" contained in SFAS No. 15.
In addition, there were no loans considered to be impaired in accordance with the requirements of SFAS
No. 114. The Bank had $238,000 of nonaccrual loans at March 31, 1998 and $410,000 of nonaccrual loans at March 31, 1997.

During the three months ended March 31, 1998, $37,500 was charged to the provision for loan losses compared to $30,000 for the three months ended March 31, 1997.
At March 31, 1998 the allowance was $704,000 or 1.22% of total loans. This compares to an allowance of $686,000 or 1.22% of total loans as of March 31, 1997.
For the three months ended March 31, 1998 the Bank had net charge-offs of $11,000 compared to net recoveries of $2,000 for the three months ended March 31, 1997.

The following table summarizes loan charge-offs and recoveries by type of loan for the three months ended
March 31, 1998 and 1997:

    Loan Type        March 31, 1998        March 31, 1997
                   Charge-   Recovery    Charge-  Recovery
                     Off                   Off

Real Estate         $   0    $    0       $  0     $   0
Commercial and          0         0          0         0
  Industrial
Agricultural            0         0          0    12,000
Consumer           18,000     7,000     12,000     2,000

TOTALS           $ 18,000   $ 7,000    $12,000   $14,000

The Bank has allocated its allowance for credit losses
at the end of each period presented as follows:
                           March 31, 1998     March 31, 1997

                                     % of              % of
                                     loans             loans
Balance at End of                     to                to
Period Applicable to:                total             total
                          Amount     Loans   Amount    Loans

Commercial and          $ 10,000      50%   $ 40,000    48%
  agricultural
Real Estate-                           5%                4%
  construction
Real Estate-mortgage       5,000      34%      5,000    37%
Consumer                  38,500      11%     51,000    11%

Total Domestic            53,500     100%     96,000   100%

Unallocated              650,500             590,000

TOTALS                 $ 704,000     100%  $ 686,000   100%


LIQUIDITY AND INTEREST RATE SENSITIVITY

The Company must maintain an adequate liquidity position in order to respond to the short-term demand for funds caused by withdrawals from deposit accounts, extensions of credit and for the payment of operating expenses. Maintaining this position of adequate liquidity is accomplished through the management of a combination of liquid assets; those which can be converted into cash and access to additional sources of funds. Primary liquid assets of the Company are cash and due from banks, federal funds sold, investments held as "available for sale" and maturing loans.
Federal funds purchased and loans from the Federal Home
Loan Bank system represent the Company's primary source of immediate liquidity and were maintained at a level to meet immediate needs. Federal Funds Sold averaged approximately $2,012,000 and $395,000 for the three months ended March 31, 1998 and 1997, respectively.
Maturities in the Company's loan and investment portfolios are monitored regularly to avoid matching short-term deposits with long-term loans and investments. Other assets and liabilities are also monitored to provide the proper balance between liquidity, safety, and profitability. This monitoring process must be continuous due to the constant flow of cash that is inherent in a financial institution.

The Company actively manages its interest rate sensitive assets and liabilities to reduce the impact of interest rate fluctuations. In addition, the Bank monitors the interest rates paid on Certificates of Deposit as advertised by its competitors and strives to pay competitive interest rates to retain and attract
Certificates of Deposit. Should competitive pressures dictate, the Bank may have to increase rates paid to retain the Certificates of the Deposit that mature in the next year and any increase in interest rates paid on Certificates of Deposit may reduce future Company
Earnings. The Bank also monitors the assets and liabilities that reprice each month to determine the impact on future earnings from anticipated repricings.
At March 31, 1998, the Company's rate sensitive assets exceed rate sensitive liabilities due within one year by $6,449,000.

As part of managing liquidity, the Company monitors its loan to deposit ratio on a daily basis. At March 31, 1998 the ratio was 80.9% which is within the Company's acceptable range.

The Company experienced an increase in cash and cash equivalents, its primary source of liquidity, of $1,297,329 for the three months ended March 31, 1998.
The primary source of cash flow for the three months ended March 31, 1998 was cash provided by operating activities of $438,778 and a decrease in loans of $3,248,933. Cash outflow for the three months ended
March 31, 1998 primarily consisted of the following:
Net security purchases of $533,092, a decrease in deposits of $1,390,097 and a reduction in short-term borrowings of $384,187. Even though the Company experienced a decrease in loans and deposits in the first quarter of 1998, the Company's management believes its liquidity sources are adequate to meet its operating needs and does not know of any trends, events or uncertainties that may result in a significant adverse effect on the Company's operations or liquidity position.

The following table illustrates the projected maturities and the repricing mechanisms of the major asset/liability categories of the Company as of March
31, 1998, based on certain assumptions. No prepayment rate assumptions have been made for the loan portfolio.
Maturities and repricing dates for investments have been projected by applying the assumptions set forth below to contractual maturities and repricing dates.

                       1 Year     1 - 5       5 - 10      After 10
                      or Less     Years        Years        Years
Interest Earning
  Assets:
   Fed Funds Sold   $ 3,417,000
   Investment       $ 1,452,000  $2,160,000  $5,732,000   $5,327,000
     Securities
   Loans
      Variable Rate $ 8,812,000
      Real Estate-  $ 2,309,000 $   535,000
        Construction
      Real Estate-  $ 9,168,000 $ 5,148,000  $  553,000
        Other
      Commercial    $11,159,000 $ 4,961,000  $  541,000
        and
        Industrial
      Agricultural  $ 4,887,000 $   460,000  $  212,000
      Consumer      $ 3,763,000 $ 4,857,000  $  280,000
   Other            $   383,000 $       -0-  $      -0-   $      -0-

Total Interest      $45,350,000 $18,121,000  $7,318,000   $5,327,000
  Earning Assets

Interest Bearing
  Liabilities:
   Interest Bearing                                      $ 5,580,000
     Demand
   Savings Deposits $ 4,029,000                          $10,021,000
   Money Market     $ 1,230,000                          $ 2,867,000
     Accounts
   Certificates of  $24,334,000 $ 6,228,000
     Deposit
   Jumbo CD's       $ 3,097,000 $   915,000
   IRA's            $ 5,399,000 $   162,000
   Other            $   812,000 $    63,000  $      -0-   $      -0-


Total Interest      $38,901,000 $ 7,368,000  $      -0-   $18,468,000
  Bearing
  Liabilities

Interest            $ 6,449,000 $10,753,000  $7,318,000 ($13,141,000)
  Sensitivity
  Gap per Period

Cumulative Interest $ 6,449,000 $17,202,000 $24,520,000  $11,379,000
Sensitivity Gap

Interest Sensitivity       8.5%       14.1%        9.6%      (17.3%)
Gap as a Percentage
of Earning Assets

Cumulative                 8.5%       22.6%       32.2%        14.9%
Sensitivity Gap as a
Percentage of Earning
Assets

              PART II - OTHER INFORMATION

Item 2.     Changes in Securities and Use of Proceeds

        On May 2, 1998, shareholders approved amended and restated Articles of Incorporation. Among the changes approved by shareholders were amendments to the Company's articles of incorporation (a) increasing the number of authorized shares of Common Stock from 300,000 to 2,400,000, (b) authorizing 400,000 shares of "blank check" preferred stock, (c) requiring a supermajority vote of shareholders (80%) in order to amend the Company's Bylaws relating to shareholder nominations and proposals and indemnification of directors and officers and (d) deleting provisions relating to the required shareholder vote to approve mergers and consolidations and to amend the Company's articles of incorporation (as these matters are governed by the Wisconsin Business Corporation Law).

Item 6.     Exhibits and reports on Form 8-K

        (a) Exhibits

        3.1 Articles of Incorporation.
        27  Financial Data Schedule

      (b) Reports on Form 8-K

        During the quarter ended March 31, 1998, the registrant did not file any reports on Form 8-K.


                      SIGNATURES

Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                              LUXEMBURG BANCSHARES, INC.
                                      (Registrant)


/s/ John A. Slatky                 /s/ Thomas L. Lepinski
------------------------------     ------------------------------
John A. Slatky,                    Thomas L. Lepinski, C. P. A.
President and Chief Executive      Treasurer
Officer                            (Principal Accounting Officer)

Date May 12, 1998                 Date May 12, 1998