Form 10KSB/A
period 1997-12-31
LUXEMBURG BANCSHARES INC
filed 1998-05-27
CIK 1037265

U.S. SECURITIES AND EXCHANGE COMMISSION
                 Washington, DC 20549
                     FORM 10-KSB/A
                    Amendment No. 1

[ X ]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
      For The Fiscal Year ended December 31, 1997

[   ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
      For The Transition Period from _______ to _______

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

   Securities registered under Section 12(b) of the
                  Exchange Act:  None
   Securities registered under Section 12(g) of the
                     Exchange Act:
        Common Stock, par value $1.00 per share
                   (Title of Class)

Check whether the issuer (1) filed all reports required
to be filed by Section 13 or 15(d) of the Exchange Act
during the past 12 months (or shorter period that the
registrant was required to file such reports), and (2)
has been subject to such filing requirements for the
past 90 days. Yes  X     No _____

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

     In January 1997, the Company sold 315 shares of
Common Stock that were not registered under the Securities Act of 1933, as amended ("Securities Act").
The shares were sold to employees of the Company in lieu of cash bonuses aggregating approximately $10,080.
The transactions were exempt from registration under the Securities Act pursuant to Rule 701, as the Common
Stock was sold by the Company to employees of the Bank pursuant to a written compensatory benefit plan. The sales of Common Stock related to services rendered and were not in connection with capital raising transactions. At the time of the sales, the Company was not a reporting company under the Securities Exchange
Act of 1934, as amended.

     The transactions were also exempt pursuant to
Section 3(a)(11) under the Securities Act as involving an intrastate offering of securities only to employees of the Bank resident in the state of Wisconsin.

     On December 18, 1997, the Company sold an additional 450 shares to officers and employees of the Company in lieu of cash bonuses aggregating approximately $15,525. The transaction was exempt from registration under the Securities Act pursuant to
Section 3(a)(11) thereof as involving an offering of securities only to employees of the Bank resident in the State of Wisconsin.

                      SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the
Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 22nd day of May, 1998.



                              LUXEMBURG BANCSHARES, INC.



                              By: /s/ John A. Slatky
                                -------------------------
                                John A. Slatky,
                                President and Chief
                                Executive Officer



                              By: /s/ Thomas L. Lepinski
                                --------------------------
                                Thomas L. Lepinski, C.P.A.
                                Treasurer (Principal
                                Financial and Accounting
                                Officer)