Form 10QSB
period 1998-06-30
LUXEMBURG BANCSHARES INC
filed 1998-08-13
CIK 1037265

U. S. SECURITIES AND EXCHANGE COMMISSION
                Washington, D. C. 20549

                      Form 10-QSB

(Mark One)

[ X ]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended June 30, 1998.
[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
       THE EXCHANGE ACT
       For the transition period from ____ to ____.

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

State the number of shares outstanding of each issuer's classes of common equity, as of August 10, 1998:
           243,501 shares were outstanding.

Transitional Small Business Disclosure Format (check one): Yes _____ No __X__

              LUXEMBURG BANCSHARES, INC.

                         INDEX

                                                      Page No.
  PART I - FINANCIAL INFORMATION

  Consolidated Balance Sheets - June 30,                 3
  1998 and December 31, 1997

  Consolidated Statements of Income -                    4
  Three and Six Months Ended June 30,
  1998 and 1997

  Consolidated Condensed Statements of                   5
  Changes in Stockholders' Equity - Six
  Months Ended June 30, 1998 and 1997

  Consolidated Statements of Cash Flow -                 6
  Six Months Ended June 30, 1998 and 1997

  Notes to Consolidated Financial                        7 - 8
  Statements

  Management's Discussion and Analysis                   9 - 14
  of Financial Condition and Results of
  Operations

  PART II - OTHER INFORMATION

  Item 4 - Submission of Matters to a                    15
  Vote of Security Holders

  Item 6 - Exhibits and Reports on Form                  15
  8-K

  SIGNATURES                                             15

            PART I - FINANCIAL INFORMATION
      LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES
       CONSOLIDATED BALANCE SHEETS - (UNAUDITED)
         June 30, 1998 and December 31,  1997

                        ASSETS


                                          1998        1997

Cash and due from banks               $2,284,635  $3,326,444
Interest-bearing deposits                478,676     639,264
Federal funds sold                     5,001,000   1,167,000

     Cash and cash equivalents         7,764,311   5,132,708

Investment securities available for   14,308,339  14,113,429
  sale-Stated at fair value

Total loans                           58,281,935  60,904,981
     Allowance for credit losses       (720,080)   (677,101)
Net loans                             57,561,855  60,227,880
Premises and equipment                 1,656,539   1,711,350
Other investments at cost                275,050     253,050
Other assets                           2,215,368   2,115,831

TOTAL ASSETS                         $83,781,462 $83,554,248


         LIABILITIES AND STOCKHOLDERS' EQUITY


                                        1998        1997
LIABILITIES:

Non-interest-bearing deposits        $ 8,333,370 $ 9,103,744
Interest-bearing deposits             64,239,484  63,542,623
Total deposits                        72,572,854  72,646,367

Short-term borrowings                    371,407     640,002
Borrowed funds                           605,919     632,828
Other liabilities
                                       1,273,065   1,106,175

     Total liabilities
                                      74,823,245  75,025,372

STOCKHOLDERS' EQUITY:

Common stock- $1.00 par value:
     Authorized - 2,400,000 shares,      270,500
     Issued - 270,500 shares
Common stock- $.1667 par value:
     Authorized - 300,000 shares,                     45,083
     Issued - 270,500 shares
Capital surplus                        3,206,508   3,431,925
Retained earnings                      5,723,087   5,293,023
Other comprehensive income -             102,472     103,195
  Unrealized gain on investment
  securities available for sale -
  Net of tax
Less - 26,999 shares of treasury       (344,350)   (344,350)
  common stock, at cost

     Total stockholders' equity       8,958,217   8,528,876

TOTAL LIABILITIES AND STOCKHOLDERS' $83,781,462 $83,554,248
EQUITY

   See accompanying notes to consolidated financial statements.

      LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF INCOME - (UNAUDITED)

                                   Three Months          Six Months Ended
                                  Ended June 30,              June 30,

                                  1998       1997        1998        1997
INTEREST INCOME:

Interest and fees on loans     $1,329,945  $1,302,161  $2,677,644  $2,540,032
Interest on investment
  securities:
     Taxable                      163,892     182,773     338,273     354,178
     Tax-exempt                    50,706      30,292      95,789      59,822
Other interest and dividend        67,042      10,217     102,758      24,563
  income
     Total interest income      1,611,585   1,525,443   3,214,464   2,978,595

INTEREST EXPENSE:

Deposits                          783,214     706,327   1,538,739   1,384,797
Short-term borrowings               2,901      18,383       5,934      26,961
Borrowed funds                     10,936       8,395      22,137      13,521

     Total interest expense       797,051     733,105   1,566,810   1,425,279

Net interest income               814,534     792,338   1,647,654   1,553,316
Provision for credit losses        37,500      30,000      75,000      60,000

Net interest income after         777,034     762,338   1,572,654   1,493,316
provision for credit losses

OTHER INCOME:

Service charges on deposit         50,814      46,971      93,488      92,370
  accounts
Mortgage underwriting fees -       58,977      29,014     133,981      40,572
  Secondary market
Loan servicing fee income          22,671       7,348      39,693      21,273
Other operating income            164,946     131,836     336,428     262,187

     Total other income           297,408     215,169     603,590     416,402

OPERATING EXPENSES:

Salaries and related benefits     384,401     372,698     782,681     717,335
Net occupancy expense              38,930      41,071      83,339      84,611
Equipment rentals,                 74,684      53,196     150,477      96,481
  depreciation, and maintenance
Data processing                    30,085      84,096      57,367     129,217
Other operating expenses          170,445     164,476     321,391     292,079

     Total operating expenses     698,545     715,537   1,395,255   1,319,723

Income before provision for       375,897     261,970     780,989     589,995
  income taxes
Provision for income taxes        113,159      73,260     236,480     172,775

Net income                      $ 262,738   $ 188,710   $ 544,509   $ 417,220

Basic earnings per common           $1.08       $0.78       $2.24       $1.72
  share

   See accompanying notes to consolidated financial statements.

      LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES

         CONSOLIDATED CONDENSED STATEMENTS OF
     CHANGES IN STOCKHOLDERS' EQUITY - (UNAUDITED)
        Six Months Ended June 30, 1998 and 1997


                                Six Months Ended     Six Months Ended
                                 June 30, 1998         June 30, 1997

                                Shares   Equity     Shares    Equity
                                         Total                 Total

Balance - Beginning of period  243,501  $8,528,876 242,736 $7,680,016

Comprehensive income:
   Net income                              544,509            417,220
   Other comprehensive income                (723)             11,738
    - Change in net
    unrealized gain/loss on
    securities available for sale

Total comprehensive income                 543,786            428,958

Dividends paid                           (114,445)           (97,220)

Employee stock bonus                                   315     10,080

Balance - End of period       243,501   $8,958,217 243,051 $8,021,834



    See accompanying notes to consolidated financial statements.

      LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES
  CONSOLIDATED STATEMENTS OF CASH FLOW - (UNAUDITED)
        Six Months Ended June 30, 1998 and 1997


                                          1998        1997
CASH FLOWS FROM OPERATING
ACTIVITIES:

Net income                               544,509     417,220
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
    Depreciation and amortization        154,783      96,701
    Accretion of discounts on          ( 16,602)    (21,812)
      securities
    Amortization of premiums on            5,433      17,686
      securities
    Provision for credit losses           75,000      60,000
    Employee stock bonus                              10,080
    Gain on sale of other real             (164)
      estate
    Credit for deferred taxes           (23,324)   ( 31,222)
    Change in other operating assets   (140,124)   (130,156)
    Change in other operating            220,433     170,272
      liabilities

      Total adjustments                  275,435     171,549

Net cash provided by operating           819,944     588,769
  activities

CASH FLOWS FROM INVESTING
ACTIVITIES:
    Proceeds from maturities of        1,505,929   3,800,164
      securities available for sale
    Purchase of securities available (1,690,625) (4,117,287)
      for sale
    Net decrease (increase) in loans   2,591,025 (3,854,060)
    Purchase of additional life         (17,300)    (17,300)
      insurance
    Proceeds from sale of other real      15,164
      estate
    Capital expenditures                (87,072)   (401,381)
    Purchase of other investments       (22,000)     (1,400)

Net cash provided by (used in)         2,295,121 (4,591,264)
  investing activities

CASH FLOWS FROM FINANCING
ACTIVITIES:
    Net increase (decrease) in          (73,513)   2,962,977
      deposits
    Net increase (decrease) in short-  (268,595)     187,199
      term borrowings
    Loan from FHLMC                          -0-     500,000
    Principal payments on borrowed      (26,909)    (31,277)
      funds
    Dividends paid                     (114,445)    (97,220)

Net cash provided by (used in)         (483,462)   3,521,679
  financing activities

Net increase (decrease) in cash and    2,631,603   (480,816)
  cash equivalents
Cash and cash equivalents at           5,132,708   3,732,501
  beginning

Cash and cash equivalents at end      $7,764,311  $3,251,685

Supplemental information:

Cash paid during the period for:
    Interest                          $1,484,239  $1,259,676
    Income taxes                         254,015     187,968
The Company entered into capital leases
of $73,931 in 1997 for the purchase of
computer equipment.

   See accompanying notes to consolidated financial statements

      LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -
                      (UNAUDITED)

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

Notional Amount
                               June 30, 1998    December 31, 1997

Commitments to extend credit      $4,271,000      $3,457,000
Credit card arrangements             603,000         590,000
Standby letters of credit            205,000         100,000

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

      LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -
                      (UNAUDITED)

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

In June 1998, the Financial Accounting Standards Board
("FASB") issued Statement of Financial Accounting
Standards ("FAS") No. 133, "Accounting for Derivative
Instruments and Hedging Activities." This statement requires that all derivative financial instruments be recognized as either assets or liabilities in the consolidated balance sheet. Derivative financial instruments not designated as hedges will be measured at fair value with changes in fair value being recognized in earnings in the period of change. If a derivative is designated as a hedge, the accounting for changes in fair value will depend on the specific exposure being hedged. This statement is effective for fiscal years beginning after June 15, 1999. Management, at this time, cannot determine the effect the adoption of this statement may have on the financial statements of the Company, as the effect is dependent on the amount and nature of derivatives and hedges held at the time of adoption of the statement.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS
      LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES


SELECTED QUARTERLY FINANCIAL DATA

                            Three Months Ended          Six Months Ended
                                  June 30,                   June 30,
                            1998        1997            1998         1997

Net Earnings               262,738     188,710        544,509      417,220
Average Consolidated
Balance Sheet Items:
   Loans                56,826,343  56,029,822     57,280,629   55,287,700
   Taxable Investment   10,043,996  11,754,898     10,338,974   11,716,639
     Securities
   Fed Funds Sold        4,242,374     149,590      3,152,346      281,617
   Municipal Loans &     5,328,887   4,038,993      5,295,503    3,961,071
     Investments
   Other Earning Assets    687,294     580,812        616,805      618,087
      Total Earning     77,128,894  72,554,115     76,684,257   71,865,114
        Assets
   Total Assets         82,923,315  78,073,540     82,401,483   77,159,052
   Deposits             72,863,043  68,988,195     72,495,066   68,197,843
   Shareholders' Equity  8,898,929   8,036,694      8,814,622    7,938,566


Key Ratios:
   Average Equity to        10.73%      10.29%         10.70%      10.29%
     Average Total Assets
   Return on Average         1.27%        .97%          1.32%       1.08%
     Total Assets
   Return on Average        11.81%       9.39%         12.35%      10.51%
     Equity
   Net Interest Margin       4.24%       4.38%          4.33%       4.38%


NET INTEREST INCOME

Net interest income, the principle source of earnings, is the amount by which interest generated by earning assets exceeds the interest costs of liabilities obtained to fund them. As shown below, net interest income has increased $22,196 or 2.80% to $814,534 for the three months ended June 30, 1998, from $792,338 for the three months ended June 30, 1997. The increase in net interest income reflects a narrowing of the Company's net interest margin due to a slackening of loan demand, the investment of excess funds in fed funds sold (which carry a lower interest rate compared to loans) and an increase in the rates paid on the banks certificates of deposit.


                          Three Months Ended          Six Months Ended
                              June 30,                     June 30,
                         1998            1997        1998          1997

Interest Income      $1,611,585      $1,525,443   $3,214,464    $2,978,595
Interest Expense        797,051         733,105    1,566,810     1,425,279
Net Interest Income  $  814,534      $  792,338   $1,647,654    $1,553,316


Net Interest Margin       4.24%           4.38%        4.33%         4.38%


RATE/VOLUME ANALYSIS

The impact of changes in volume and interest rates on net interest income for the three and six months ended
June 30, 1998 is illustrated in the following table:

Three Months Ended June 30, 1998 Compared to Three
Months Ended June 30, 1997.

                       Increase (Decrease) in Net Interest Income
                    Net Change      Due To Rate       Due To Volume

Interest Income     $  86,142        $  22,320          $  63,822
Interest Expense       63,946           18,801             45,145
Net Interest Income $  22,196        $   3,519          $  18,677

Six Months Ended June 30, 1998 Compared to Six Months
Ended June 30, 1997.

                           Increase (Decrease) in Net Interest Income
                         Net Change      Due To Rate       Due To Volume

Interest Income          $  235,869       $  78,513           $ 157,356
Interest Expense            141,531          47,881              93,650
Net Interest Income      $   94,338       $  30,632           $  63,706

As previously discussed, for the three months ended
June 30, 1998 compared to the three months ended June
30, 1997, the Company invested additional funds obtained from the issuance of certificates of deposit in fed funds sold at a negative spread. This caused the average rate on earning assets to decrease to 8.38 % for the three months ended June 30, 1998 compared to
8.43 % for the three months ended June 30, 1997. The average rate on earning assets for the six months ended
June 30, 1998 was 8.45 % compared to 8.36 % for the six months ended June 30, 1997. Also, for the six months ended June 30, 1998 average loans increased 3.6 % to $57,280,629 compared to $55,287,700 for the six months ended June 30, 1997. For the three months ended June
30, 1998 average loans only increased 1.4% compared to the three months ended June 30, 1997. This larger percentage growth in loans and an increase in the average yield on taxable investments from 6.10 % for the six months ended June 30, 1997 to 6.60% for the six months ended June 30, 1998 partially offset the increased interest cost due to the 10.7 % growth in other time deposits for the same period. Those factors also resulted in a larger percentage increase in net interest margin (6.07%) for the six months ended June
30, 1998 compared to the increase for the three months ended June 30, 1998 ( 2.80%).

OPERATING RESULTS

Net income for the three months ended June 30, 1998, increased $74,028 or 39.2% to $262,738 from $188,710 for the three months ended June 30, 1997. The increase in net interest income is $22,196 for the three months ended June 30, 1998, compared to the three months ended
June 30, 1997, and is discussed in "Net Interest
Income" and "Rate/Volume Analysis" elsewhere in this report. Mortgage underwriting fees - Secondary market increased $29,963 or 103.27% to $58,977 for the three months ended June 30, 1998, compared to $29,014 for the three months ended June 30, 1997. This increase is primarily due to increased volume as for the three months ended June 30, 1998, the Company originated
$3,267,500 of loans for the secondary market compared to $849,000 for the three months ended June 30, 1997.
Other operating income increased $33,110 or 25.11% for the three months ended June 30, 1998 compared to the three months ended June 30, 1997. The main reason for this increase was increased sales of alternative investment products by the Company's Financial Resource
Center (FRC). Commission income for the FRC increased
$37,498 or 60.61% to $99,363 for the three months ended
June 30, 1998 compared to $61,865 for the three months ended June 30, 1997.

Operating expenses for the three months ended June 30, 1998 decreased $16,992 or 2.4% to $698,545 compared to $715,537 for the three months ended June 30, 1997.
Equipment rentals, depreciation, and maintenance for the three months ended June 30, 1998 increased $21,488 or 40.39% to $74,684 compared to $53,196 for the three months ended June 30, 1997. Included in this total is equipment depreciation which increased $21,988 or 59.7%
to 58,800 for the three months ended June 30, 1998 compared to $36,812 for the three months ended June 30, 1997; This increase is due primarily to the purchase of the banks in-house computer system in May, 1997. Data
Processing expense decreased $54,011 or 64.2% from $84,096 for the three months ended June 30, 1997 to $30,085 for the three months ended June 30, 1998.
Expenses in 1997 included deconversion costs for converting the bank's data to it's in-house computer system and data processing costs paid to it's service bureau which were partially replaced by additional equipment depreciation in 1998.

Net income for the six months ended June 30, 1998, increased $127,289 or 30.5% to $544,509 from $417,220 for the six months ended June 30, 1997. The increase in net interest income is $94,338 for the six months ended
June 30, 1998, compared to the six months ended June
30, 1997, and is discussed in "Net Interest Income" and "Rate/Volume Analysis" elsewhere in this report.
Mortgage underwriting fees - Secondary market increased
$93,409 or 230.23% to $133,981 for the six months ended
June 30, 1998, compared to $40,572 for the six months ended June 30, 1997. This increase is primarily due to increased volume as for the six months ended June 30, 1998, the Company originated $8,487,700 of loans for the secondary market compared to $1,398,000 for the six months ended June 30, 1997. Other operating income increased $74,241 or 28.32% for the six months ended
June 30, 1998 compared to the six months ended June 30, 1997. The main reason for this increase was increased sales of alternative investment products by the Company's Financial Resource Center (FRC). Commission income for the FRC increased $65,508 or 50.48% to $195,271 for the six months ended June 30, 1998 compared to $129,763 for the six months ended June 30, 1997.

Operating expenses for the six months ended June 30, 1998 increased $75,532 or 5.7% to $1,395,255 compared to $1,319,723 for the six months ended June 30, 1997.
Salaries and related benefits increased $65,346 or 9.1%
to $782,681 for the six months ended June 30, 1998 compared to $717,335 for the six months ended June 30, 1997. The increase is due to inflationary increases and higher costs for employee benefit programs. Equipment rentals, depreciation, and maintenance for the six months ended June 30, 1998 increased $53,996 or 55.97% to $150,477 compared to $96,481 for the six months ended June 30, 1997. Included in this total is equipment depreciation which increased $54,235 or 85.9%
to $117,350 for the six months ended June 30, 1998 compared to $63,115 for the six months ended June 30, 1997; This increase is due primarily to the purchase of the banks in-house computer system in May, 1997. Data
Processing expense decreased $71,850 or 55.6% from $129,217 for the six months ended June 30, 1997 to $57,367 for the six months ended June 30, 1998.
Expenses in 1997 included deconversion costs for converting the bank's data to it's in-house computer system and data processing costs paid to it's service bureau which were partially replaced by additional equipment depreciation in 1998.

     Year 2000 Risks.   The Company is exposed to
future uncertainty, potential future reduction in earnings, and future losses, including litigation, due to business interruption or errors, if its computer systems are not modified to ensure that dates after December 31, 1999 are not misrepresented by those systems. This eventuality is commonly referred to as the Year 2000 problem.

     The Bank uses computer-related technologies and software throughout its business that will be affected by the date change in the year 2000. The Bank's directors, senior management and staff are aware of these Year 2000 issues and have appointed a technology committee to study and direct the project to bring all of the computer-related systems into Year 2000 compliance during 1998 and 1999. The technology committee is reviewing both Information Technology systems and non-Information Technology Systems including the bank's telephone systems, HVAC systems and Security equipment. In accordance with the guidelines of the FDIC, the technology committee is addressing the issue using the following phases :

                    1) Awareness
                    2) Assessment
                    3) Renovation
                    4) Validation
                    5) Implementation

     The Bank has established a Year 2000 plan which established December 31, 1998 as the completion date for all renovation and testing of the computer hardware and software. The Company has contracted with Jack
Henry & Associates for proxy or group testing of it's major computer system which is used to maintain customer accounts and bank accounting records. In accordance with the guidelines established by the FDIC a written contingency plan has been approved by the Board of Directors.

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

The loan and deposit customers identified as having
potential Year 2000 risks have been surveyed by the
Bank officers to determine the effect the Year 2000
problems may affect their business and the preparedness
of the companies affected.   With most of the surveys
returned, the indication is that the companies with potential Year 2000 risk, have established procedures to address and implement changes necessary to mitigate the Year 2000 problems.

The Bank has substantially completed the assessment phase and has tentatively estimated total costs of dealing with the Year 2000 problem at $50,000. The
Company had not incurred any out of pocket costs for Y2K renovation as of June 30, 1998. These costs, when incurred, will be capitalized or expensed by the Company, as appropriate. Costs expensed will reduce the Company's future reported earnings.

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

At June 30, 1998 the Company had $44,000 of loans past due 90 days or more that were still accruing interest.
At June 30, 1997 the Company did not have any loans past due 90 days or more that were still accruing interest. At June 30, 1998 and 1997 the Company did not have any loans that meet the definition of "Troubled
Debt Restructuring" contained in SFAS No. 15. In addition, there were no loans considered to be impaired in accordance with the requirements of SFAS No. 114.
The Bank had $217,000 of nonaccrual loans at June 30, 1998 and $329,000 of nonaccrual loans at June 30, 1997.

During the three months ended June 30, 1998, $37,500 was charged to the provision for loan losses compared to $30,000 for the three months ended June 30, 1997. At
June 30, 1998 the allowance was $720,000 or 1.24% of total loans. This compares to an allowance of $702,000 or 1.19% of total loans as of June 30, 1997. For the three months ended June 30, 1998 the Bank had net charge-offs of $21,000 compared to net charge-offs of $13,000 for the three months ended June 30, 1997.

The following table summarizes loan charge-offs and recoveries by type of loan for the three months ended
June 30, 1998 and 1997:

Loan Type              June 30, 1998           June 30, 1997

                   Charge-Off   Recovery    Charge-Off  Recovery

Real Estate         $      0    $     0      $     0    $      0
Commercial and        13,000      5,000            0       3,000
  Industrial
Agricultural               0          0            0           0
Consumer              13,000          0       19,000       3,000

TOTALS              $ 26,000    $ 5,000     $ 19,000     $ 6,000

The following table summarizes loan charge-offs and recoveries by type of loan for the six months ended
June 30, 1998 and 1997:

Loan Type             June 30, 1998            June 30, 1997

                   Charge-Off   Recovery    Charge-off  Recovery

Real Estate         $      0  $      0       $      0  $      0
Commercial and        13,000     5,000              0     3,000
  Industrial
Agricultural               0         0              0    12,000
Consumer              31,000     7,000         31,000     5,000

TOTALS              $ 44,000  $ 12,000       $ 31,000  $ 20,000

The Bank has allocated its allowance for credit losses at the end of each period presented as follows:

                          June 30, 1998      June 30, 1997

                                     % of              % of
                                     loans             loans
Balance at End of                     to                to
Period Applicable to:                total             total
                          Amount     Loans   Amount    Loans

Commercial and           $ 3,000      49%   $ 32,000    46%
  agricultural
Real Estate-                           5%                5%
  construction
Real Estate-mortgage                  34%               37%
Consumer                  34,000      12%     15,000    12%

Total Domestic            37,000     100%     47,000   100%

Unallocated              683,000             655,000

TOTALS                 $ 720,000     100%  $ 702,000   100%



LIQUIDITY AND INTEREST RATE SENSITIVITY

The Company must maintain an adequate liquidity position in order to respond to the short-term demand for funds caused by withdrawals from deposit accounts, extensions of credit and for the payment of operating expenses. Maintaining this position of adequate liquidity is accomplished through the management of a combination of liquid assets; those which can be converted into cash and access to additional sources of funds. Primary liquid assets of the Company are cash and due from banks, federal funds sold, investments held as "available for sale" and maturing loans.
Federal funds purchased and loans from the Federal Home
Loan Bank system represent the Company's primary source of immediate liquidity and were maintained at a level to meet immediate needs. Federal Funds Sold averaged approximately $4,242,000 and $150,000 for the three months ended June 30, 1998 and 1997, respectively.
Maturities in the Company's loan and investment portfolios are monitored regularly to avoid matching short-term deposits with long-term loans and investments. Other assets and liabilities are also monitored to provide the proper balance between liquidity, safety, and profitability. This monitoring process must be continuous due to the constant flow of cash that is inherent in a financial institution.

The Company actively manages its interest rate sensitive assets and liabilities to reduce the impact of interest rate fluctuations. In addition, the Bank monitors the interest rates paid on Certificates of Deposit as advertised by its competitors and strives to pay competitive interest rates to retain and attract
Certificates of Deposit. Should competitive pressures dictate, the bank may have to increase rates paid to retain the Certificates of the Deposit that mature in the next year and any increase in interest rates paid on Certificates of Deposit may reduce future Company
Earnings. The Bank also monitors the assets and liabilities that reprice each month to determine the impact on future earnings from anticipated repricings.
At June 30, 1998, the Company's rate sensitive assets exceed rate sensitive liabilities due within one year by $7,251,000.

As part of managing liquidity, the Company monitors its loan to deposit ratio on a daily basis. At June 30, 1998 the ratio was 80.3% which is within the Company's acceptable range.

The Company experienced an increase in cash and cash equivalents, its primary source of liquidity, of $2,631,603 for the six months ended June 30, 1998. The primary source of cash flow for the six months ended
June 30, 1998 was cash provided by operating activities of $819,944 and a decrease in loans of $2,591,025. Cash outflow for the six months ended June 30, 1998 primarily consisted of the following: Net security purchases of $184,696, a decrease in deposits of $73,513, a reduction in short-term borrowings of $268,595, capital expenditures of $87,072 and dividends paid of $114,445. Even though the Company experienced a decrease in deposits for the first two quarters of 1998, the Company's management believes its liquidity sources are adequate to meet its operating needs and does not know of any trends, events or uncertainties that may result in a significant adverse effect on the Company's operations or liquidity position. In addition, at June
30, 1998, the company had Fed Funds Sold of $5,001,000 to meet the Company's short-term liquidity needs.

The following table illustrates the projected maturities and the repricing mechanisms of the major asset/liability categories of the Company as of June
30, 1998, based on certain assumptions. No prepayment rate assumptions have been made for the loan portfolio.
Maturities and repricing dates for investments have been projected by applying the assumptions set forth below to contractual maturities and repricing dates.

                         1 Year     1 - 5      5 - 10     After 10
                        or Less     Years      Years       Years
Interest Earning
  Assets:
   Fed Funds Sold    $ 5,001,000
   Investment        $   951,000 $ 2,257,000  $5,728,000  $5,372,000
     Securities
   Loans
      Variable Rate  $ 7,888,000
      Real Estate-   $ 2,486,000 $   576,000
        Construction
      Real Estate-   $ 8,661,000 $ 4,643,000  $  119,000  $  327,000
        Other
      Commercial and $12,836,000 $ 5,070,000  $  460,000  $  161,000
        Industrial
      Agricultural   $ 4,901,000 $   590,000  $   11,000  $  212,000
      Consumer       $ 4,294,000 $ 5,037,000  $   10,000

   Other             $   754,000         -0-         -0-         -0-

Total Interest       $47,772,000 $ 18,173,000 $ 6,328,000 $6,072,000
  Earning Assets

Interest Bearing
  Liabilities:
   Interest Bearing                                       $4,371,000
     Demand
   Savings Deposits  $ 4,153,000                          $9,806,000
   Money Market      $ 1,154,000                          $2,692,000
     Accounts
   Certificates of   $27,123,000 $ 6,883,000
     Deposit
   Jumbo CD's        $ 2,634,000 $   714,000
   IRA's             $ 4,529,000 $   181,000
   Other             $   928,000 $    49,000         -0-         -0-


Total Interest       $40,521,000 $ 7,827,000         -0-  $16,869,000
Bearing Liabilities


Interest Sensitivity $ 7,251,000 $10,346,000 $ 6,328,000 ($10,797,000)
Gap per Period

Cumulative Interest  $ 7,251,000 $17,597,000 $23,925,000  $13,128,000
Sensitivity Gap

Interest Sensitivity        9.3%       13.2%        8.1%      (13.8%)
Gap as a Percentage
of Earning Assets

Cumulative                  9.3%       22.5%       30.6%       16.8%
Sensitivity Gap as a
Percentage of Earning
Assets

              PART II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security
Holders

      The annual meeting of Luxemburg Bancshares, Inc.
was held on May 15, 1998. The following eight directors were elected: Richard Dougherty, James Jadin, Ronald Ledvina, Willard Marchant, Donald Pritzl, Thomas Rueckl, John Slatky and Irvin Vincent. Each director received 172,491 shares for, none against and 3070 shares abstained from voting. As detailed in the Company's Definitive Proxy Statement, a proposal to amend and restate the Company's Articles of Incorporation was voted on as follows: 173,763 shares for, 344 shares against and 1,454 shares abstaining.

Item 6.     Exhibits and Reports on Form 8-K

    (a) Exhibits

        3  Amended and Restated Articles of
           Incorporation of the Company
       27  Financial Data Schedule

    (b) Reports on Form 8-K

        During the quarter ended June 30, 1998, the registrant did not file any reports on Form 8-K.


                      SIGNATURES

Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                 LUXEMBURG BANCSHARES, INC.
                                      (Registrant)


/s/ John A. Slatky               /s/ Thomas L. Lepinski
----------------------            -----------------------------
John A. Slatky,                   Thomas L. Lepinski, C. P. A.
President and Chief               Treasurer
Executive Officer                 (Principal Accounting Officer)

Date August 13, 1998              Date August 13, 1998