Form 10QSB
period 1998-09-30
LUXEMBURG BANCSHARES INC
filed 1998-11-12
CIK 1037265

U. S. SECURITIES AND EXCHANGE COMMISSION
                Washington, D. C. 20549

                      Form 10-QSB

(Mark One)

[ X ]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934
  For the quarterly period ended September 30, 1998.
[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
       THE EXCHANGE ACT
    For the transition period from ______ to ______.

            Commission file number 0-22471

              Luxemburg Bancshares, Inc.
 (Exact name of small business issuer as specified in
                     its charter)

        Wisconsin                39-1457904
     (State or other          (I.R.S. Employer
     jurisdiction of           Identification
     incorporation or               No.)
      organization)

      630 Main Street, Luxemburg, Wisconsin 54217
       (Address of principal executive offices)

                    (920) 845-2345
              (Issuer's telephone number)

                          N/A
(Former name, former address and former fiscal year, if
              changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

State the number of shares outstanding of each issuer's classes of common equity, as of November 11, 1998:
243,501 shares were outstanding.

Transitional Small Business Disclosure Format (check one): Yes _____ No __X__

              LUXEMBURG BANCSHARES, INC.

                         INDEX

                                                      Page No.
  PART I - FINANCIAL INFORMATION

  Consolidated Balance Sheets -
  September 30, 1998 and
  December 31, 1997                                         3

  Consolidated Statements of Income -
  Three and Nine Months Ended September
  30, 1998 and 1997                                         4

  Consolidated Condensed Statements of
  Changes in Stockholders' Equity - Nine
  Months Ended September 30, 1998 and 1997                  5

  Consolidated Statements of Cash Flow -
  Nine Months Ended September 30, 1998 and 1997             6

  Notes to Consolidated Financial
  Statements                                              7 - 8

  Management's Discussion and Analysis
  of Financial Condition and Results of
  Operations                                              9 - 14

  PART II - OTHER INFORMATION

  Item 6 - Exhibits and Reports on Form 8-K                 15

  SIGNATURES                                                15

            PART I - FINANCIAL INFORMATION
      LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES
       CONSOLIDATED BALANCE SHEETS - (UNAUDITED)
       September 30, 1998 and December 31,  1997

                        ASSETS


                                        1998        1997
Cash and due from banks               $2,525,893  $3,326,444
Interest-bearing deposits                518,110     639,264
Federal funds sold                     6,143,000   1,167,000

     Cash and cash equivalents         9,187,003   5,132,708

Investment securities available for   15,935,019  14,113,429
  sale-Stated at fair value

Total loans                           62,253,862  60,904,981
     Allowance for credit losses       (753,052)   (677,101)
Net loans                             61,500,810  60,227,880
Premises and equipment                 1,675,984   1,711,350
Other investments at cost                275,050     253,050
Other assets                           2,172,459   2,115,831

TOTAL ASSETS                         $90,746,325 $83,554,248


         LIABILITIES AND STOCKHOLDERS' EQUITY


                                        1998        1997
LIABILITIES:

Non-interest-bearing deposits        $ 8,458,795 $ 9,103,744
Interest-bearing deposits             71,634,783  63,542,623
Total deposits                        80,093,578  72,646,367

Short-term borrowings                    190,943     640,002
Borrowed funds                            92,103     632,828
Other liabilities                      1,030,200   1,106,175

     Total liabilities                81,406,824  75,025,372

STOCKHOLDERS' EQUITY:

Common stock- $1.00 par value:
     Authorized - 2,400,000 shares,      270,500
       Issued - 270,500 shares
Common stock- $.1667 par value:
     Authorized - 300,000 shares,                     45,083
       Issued - 270,500 shares
Capital surplus                        3,206,508   3,431,925
Retained earnings                      5,964,423   5,293,023
Other comprehensive income -             242,420     103,195
  Unrealized gain on investment
  securities available for sale -
  Net of tax
Less - 26,999 shares of treasury       (344,350)   (344,350)
  common stock, at cost

     Total stockholders' equity        9,339,501   8,528,876

TOTAL LIABILITIES AND STOCKHOLDERS'  $90,746,325 $83,554,248
  EQUITY

   See accompanying notes to consolidated financial
                      statements.

     LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF INCOME - (UNAUDITED)
Three and Nine Months Ended September 30, 1998 and 1997

                                  Three Months Ended        Nine Months Ended
                                   September 30,           September 30,


                                  1998       1997        1998        1997
INTEREST INCOME:

Interest and fees on loans     $1,379,032  $1,372,085  $4,056,676  $3,912,117
Interest on investment
securities:
     Taxable                      163,738     182,186     502,011     536,364
     Tax-exempt                    56,459      36,098     152,248      95,920
Other interest and dividend       111,074       9,816     213,832      34,379
  income

     Total interest income      1,710,303   1,600,185   4,924,767   4,578,780

INTEREST EXPENSE:

Deposits                          853,193     737,913   2,391,932   2,122,710
Short-term borrowings               4,518      23,106      10,452      50,067
Borrowed funds                      9,539      12,159      31,676      25,680

     Total interest expense       867,250     773,178   2,434,060   2,198,457

Net interest income               843,053     827,007   2,490,707   2,380,323
Provision for credit losses        37,500      30,000     112,500      90,000

Net interest income after         805,553     797,007   2,378,207   2,290,323
  provision for credit
  losses

OTHER INCOME:

Service charges on deposit         49,658      50,401     143,146     142,771
  accounts
Mortgage underwriting fees -       27,961      50,724     161,942      91,296
  Secondary market
Loan servicing fee income          19,267      15,271      58,960      36,544
Other operating income            135,498     113,782     471,926     375,969

     Total other income           232,384     230,178     835,974     646,580

OPERATING EXPENSES:

Salaries and related benefits     406,770     374,779   1,189,451   1,092,114
Net occupancy expense              42,134      38,040     125,473     122,651
Equipment rentals,                 63,936      60,922     214,413     157,403
  depreciation, and maintenance
Data processing                    33,498      26,256      90,865     155,473
Other operating expenses          157,279     172,726     478,670     464,805

     Total operating expenses     703,617     672,723   2,098,872   1,992,446

Income before provision for       334,320     354,462   1,115,309     944,457
  income taxes
Provision for income taxes         92,986     106,857     329,466     279,632

Net income                     $  241,334  $  247,605  $  785,843  $  664,825

Basic earnings per common           $0.99       $1.02       $3.23       $2.74
share

   See accompanying notes to consolidated financial
                      statements.

      LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES
         CONSOLIDATED CONDENSED STATEMENTS OF
     CHANGES IN STOCKHOLDERS' EQUITY - (UNAUDITED)
     Nine Months Ended September 30, 1998 and 1997


                              Nine Months Ended      Nine Months Ended
                             September 30, 1998      September 30, 1997
                                Shares   Equity       Shares    Equity
                                         Total                   Total

Balance - Beginning of period  243,501  $8,528,876   242,736  $7,680,016

Comprehensive income:
   Net income                              785,843               664,825
   Other comprehensive income              139,227                65,723
     - Change in net
     unrealized gain/loss on
     securities available for sale

Total comprehensive income                 925,070               730,548

Dividends paid                           (114,445)              (97,220)


Employee stock bonus
                                                         315      10,080

Balance - End of period        243,501  $9,339,501   243,051  $8,323,424


    See accompanying notes to consolidated financial statements.

      LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES
  CONSOLIDATED STATEMENTS OF CASH FLOW - (UNAUDITED)
     Nine Months Ended September 30, 1998 and 1997


                                          1998        1997
CASH FLOWS FROM OPERATING
ACTIVITIES:

Net income                            $  785,843  $  664,825
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
    Depreciation and amortization        222,799     138,584
    Accretion of discounts on          ( 23,215)    (28,935)
      securities
    Amortization of premiums on            7,505      22,038
      securities
    Provision for credit losses          112,500      90,000
    Employee stock bonus                              10,080
    Gain on sale of other real             (164)
      estate
    Gain on sale of premises and                       (443)
      equipment
    Credit for deferred taxes           (30,600)   ( 12,911)
    Change in other operating assets   (168,935)   (197,251)
    Change in other operating           (22,431)    (10,084)
      liabilities

      Total adjustments                   97,459      11,078

Net cash provided by operating           883,302     675,903
  activities

CASH FLOWS FROM INVESTING
ACTIVITIES:
    Proceeds from maturities of        2,167,506   5,070,306
      securities available for sale
    Purchase of securities available (3,761,846) (5,406,226)
      for sale
    Net increase in loans            (1,385,430) (5,061,871)

    Purchase of additional life         (17,300)    (17,300)
      insurance
    Proceeds from sale of other real      15,164
      estate
    Proceeds from sale of premises                     1,584
      and equipment
    Capital expenditures               (168,083)   (460,914)
    Purchase of other investments       (22,000)     (1,400)

Net cash used in investing           (3,171,989) (5,875,821)
  activities

CASH FLOWS FROM FINANCING
ACTIVITIES:
    Net increase in deposits           7,447,211   4,822,147
    Net increase (decrease) in short-  (449,059)     775,605
      term borrowings
    Loan from (repayment to) FHLMC     (500,000)     500,000
    Principal payments on borrowed      (40,725)    (50,022)
      funds
    Dividends paid                     (114,445)    (97,220)

Net cash provided by financing         6,342,982   5,950,510
  activities
Net increase in cash and cash          4,054,295     750,592
  equivalents
Cash and cash equivalents at           5,132,708   3,732,501
  beginning
Cash and cash equivalents at end      $9,187,003  $4,483,093

Supplemental information:

Cash paid during the period for:
    Interest                          $2,601,265  $2,275,105
    Income taxes                      $  366,515  $  276,545

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

                                         Notional Amount
                                 September 30,    December 31,
                                      1998            1997

Commitments to extend credit      $4,765,000      $3,457,000
Credit card arrangements             603,000         590,000
Standby letters of credit             59,000         100,000

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

In June 1998, the Financial Accounting Standards Board
("FASB") issued Statement of Financial Accounting
Standards ("SFAS") No. 133, "Accounting for Derivative
Instruments and Hedging Activities." This statement requires that all derivative financial instruments be recognized as either assets or liabilities in the consolidated balance sheet. Derivative financial instruments not designated as hedges will be measured at fair value with changes in fair value being recognized in earnings in the period of change. If a derivative is designated as a hedge, the accounting for changes in fair value will depend on the specific exposure being hedged. This statement is effective for fiscal years beginning after June 15, 1999. Management, at this time, cannot determine the effect the adoption of this statement may have on the financial statements of the Company, as the effect is dependent on the amount and nature of derivatives and hedges held at the time of adoption of the statement.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS
      LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES

SELECTED QUARTERLY FINANCIAL DATA

                            Three Months Ended           Nine Months Ended
                               September 30,               September 30,
                            1998          1997         1998          1997

Net Earnings           $   241,334   $   247,605    $   785,843   $   664,825
Average Consolidated
  Balance Sheet Items:
   Loans                58,598,329    58,399,002     57,728,177    56,336,197
   Taxable Investment   10,125,982    11,385,419     10,268,149    11,605,020
     Securities
   Fed Funds Sold        7,480,120       166,033      4,598,180       242,666
   Municipal Loans &     5,992,927     4,430,925      5,531,345     4,119,411
     Investments
   Other Earning Assets    532,755       507,961        588,415       580,975
      Total Earning     82,730,113    74,889,340     78,714,266    72,884,269
        Assets
   Total Assets         88,619,481    80,648,388     84,487,357    78,297,992

   Deposits             78,460,120    71,463,836     74,496,788    69,298,202

   Shareholders' Equity  9,094,606     8,198,693      8,909,001     8,025,696


Key Ratios:
   Average Equity to        10.26%        10.17%         10.54%        10.25%
     Average Total Assets
   Return on Average         1.09%         1.23%          1.24%         1.13%
     Total Assets
   Return on Average        10.61%        12.08%         11.76%        11.04%
     Equity
   Net Interest Margin       4.04%         4.38%          4.23%         4.37%


NET INTEREST INCOME

Net interest income, the principle source of earnings, is the amount by which interest generated by earning assets exceeds the interest costs of liabilities obtained to fund them. As shown below, net interest income has increased $16,046 or 1.94% to $843,053 for the three months ended September 30, 1998, from $827,007 for the three months ended September 30, 1997.
The Company's average yield on earning assets for the three months ended September 30, 1998 was 8.20% compared to 8.48% for the three months ended September
30, 1997. This decrease is primarily caused by a mix shift away from loans and into fed funds sold. Loans carry the highest interest rate of all earning assets and fed funds sold one of the lowest. The average rate paid on interest-bearing deposits, was 4.96% for the three months ended September 30, 1998 compared to 4.80% for the three months ended September 30, 1997. The increase is caused by an increase in the average rate paid on savings and certificates of deposit for the three months ended September 30, 1998 compared to the three months ended September 30, 1997 and a mix shift to certificates of deposit for the three months ended
September 30, 1998 compared to the three months ended
September 30, 1997.


                               Three Months Ended        Nine Months Ended
                                  September 30,             September 30,
                                1998        1997         1998         1997
Interest Income             $1,710,303   $1,600,185    $4,924,767  $4,578,780
Interest Expense               867,250      773,178     2,434,060   2,198,457
Net Interest Income         $  843,053   $  827,007    $2,490,707  $2,380,323

Net Interest Margin              4.04%        4.38%         4.23%       4.37%


RATE/VOLUME ANALYSIS

The impact of changes in volume and interest rates on net interest income for the Three and Nine Months ended
September 30, 1998 is illustrated in the following tables:

Three Months Ended September 30, 1998 Compared to Three
Months Ended September 30, 1997.

                    Increase (Decrease) in Net Interest Income
                         Net Change   Due To       Due To
                                       Rate        Volume
Interest Income           $110,118  $   5,203     $ 104,915
Interest Expense            94,072     20,503        73,569
Net Interest Income       $ 16,046  $(15,300)     $  31,346

Nine Months Ended September 30, 1998 Compared to Nine
Months Ended September 30, 1997.

                     Increase (Decrease) in Net Interest Income
                         Net Change   Due To       Due To
                                       Rate        Volume
Interest Income          $  345,987  $  83,759     $ 262,228
Interest Expense            235,603     68,690       166,913
Net Interest Income      $  110,384  $  15,069     $  95,315

The above analysis shows that for the three months ended September 30, 1998 compared to the three months ended September 30, 1997 the Company offset a net decrease in interest margin due to rates of $15,300 with an increase in interest margin due to volume of $31,346. A review of the quarterly trend for 1998 shows a negative trend in the due to rate portion of the Rate/Volume Analysis. While average yields on loans and taxable investments for the three months ended March
31, 1998, June 30, 1998 and September 30, 1998 exceeded the average yields for the comparable periods in 1997, the quarterly trend in 1997 was increasing yields while in 1998 the quarterly trend was decreasing yields.
These trends reflect a general worsening of economic conditions and increased competition for loans in the Company's market area. In addition, in 1998 the Company relied on Certificates of Deposit to fund a larger portion of its total interest-bearing liabilities compared to the same quarters in 1997. Certificates of Deposit carry the highest rate paid on all of the Bank's interest-bearing deposit accounts. The Company's third quarter 1998 Rate/Volume Analysis shows that the Company was not able to offset the higher cost of its interest-bearing liabilities with an increase in the average yield of its earning assets.

OPERATING RESULTS

Net income for the three months ended September 30, 1998, decreased $6,271 or 2.5% to $241,334 from
$247,605 for the three months ended September 30, 1997.
The increase in net interest income is $16,046 for the three months ended September 30, 1998, compared to the three months ended September 30, 1997, and is discussed in "Net Interest Income" and "Rate/Volume Analysis" elsewhere in this report. Mortgage underwriting fees -
Secondary market decreased $22,763 or 44.88% to $27,961 for the three months ended September 30, 1998, compared to $50,724 for the three months ended September 30, 1997. This decrease is primarily due to increased amortization expense for the Company's Mortgage
Servicing Rights, as the balance of the intangible assets has increased since implementation of FASB 122 effective January 1, 1996, and the sale of two loans at a gain of $11,500 in the secondary market for the three months ended September 30, 1997. Other operating income increased $21,716 or 19.09% for the three months ended
September 30, 1998 compared to the three months ended
September 30, 1997. The main reason for this increase was increased sales of alternative investment products by the Company's Financial Resource Center (FRC).
Commission income for the FRC increased $21,202 or 43.40% to $70,055 for the three months ended September
30, 1998 compared to $48,853 for the three months ended
September 30, 1997.

Operating expenses for the three months ended September
30, 1998 increased $30,894 or 4.6% to $703,617 compared
to $672,723 for the three months ended September 30, 1997. Salaries and related benefits for the three months ended September 30, 1998 increased $31,991 or 8.54% to $406,770 compared to $374,779 for the three months ended September 30, 1997. This increase is primarily caused by normal wage increases and higher costs for employee fringe benefits. Data processing expense increased $7,242 or 27.6% from $26,256 for the three months ended September 30, 1997 to $33,498 for the three months ended September 30, 1998. Expenses in 1998 include costs of correcting the Year 2000 problem and costs related to the introduction of a debit card program. Other operating expenses decreased $15,447 or 8.9% to $157,279 for the three months ended September
30, 1998 compared to $172,726 for the three months ended September 30, 1997. For the three months ended
September 30, 1997 the Company had a loss on Other Real
Estate of $12,837 that did not recur in 1998.

Net income for the Nine Months ended September 30,
1998, increased $121,018 or 18.2% to $785,843 from
$664,825 for the Nine Months ended September 30, 1997.
The increase in net interest income is $110,384 for the Nine Months ended September 30, 1998, compared to the
Nine Months ended September 30, 1997, and is discussed in "Net Interest Income" and "Rate/Volume Analysis" elsewhere in this report. Mortgage underwriting fees -
Secondary market increased $70,646 or 77.38% to $161,942 for the Nine Months ended September 30, 1998, compared to $91,296 for the Nine Months ended September
30, 1997. This increase is primarily due to increased volume as for the Nine Months ended September 30, 1998, the Company originated $11,064,700 of loans for the secondary market compared to $3,233,100 for the Nine
Months ended September 30, 1997. Other operating income increased $95,957 or 25.52% to $471,926 for the Nine
Months ended September 30, 1998 compared to $375,969 for the Nine Months ended September 30, 1997. The main reason for this increase was increased sales of alternative investment products by the Company's
Financial Resource Center (FRC). Commission income for the FRC increased $86,710 or 48.55% to $265,326 for the Nine Months ended September 30, 1998 compared to
$178,616 for the Nine Months ended September 30, 1997.

Operating expenses for the Nine Months ended September
30, 1998 increased $106,426 or 5.3% to $2,098,872
compared to $1,992,446 for the Nine Months ended
September 30, 1997. Salaries and related benefits increased $97,337 or 8.9% to $1,189,451 for the Nine
Months
ended September 30, 1998 compared to $1,092,114 for the Nine Months ended September 30, 1997. The increase is due to normal wage increases and higher costs for employee benefit programs. Equipment rentals, depreciation, and maintenance for the Nine Months ended
September 30, 1998 increased $57,010 or 36.22% to
$214,413 compared to $157,403 for the Nine Months ended
September 30, 1997. Included in this total is equipment depreciation which increased $59,096 or 54.9% to $166,650 for the Nine Months ended September 30, 1998 compared to $107,554 for the Nine Months ended
September 30, 1997; this increase is due primarily to the purchase of the banks in-house computer system in May, 1997. Data Processing expense decreased $64,608 or
41.6% from $155,473 for the Nine Months ended September
30, 1997 to $90,865 for the Nine Months ended September
30, 1998. Expenses in 1997 included deconversion costs for converting the Bank's data to its in-house computer system and data processing costs paid to its service bureau which were partially replaced by additional equipment depreciation in 1998.

On October 16, 1998, the Wisconsin Department of
Financial Institutions approved the Bank's application to establish a branch at 100 Orchard Avenue in Casco, Wisconsin. The ultimate profitability of the branch will be determined by the additional overhead costs of this branch and the Bank's success at attracting loans and deposits in the Casco market area. The Bank anticipates that it will incur losses at this new branch in the initial years of operation.

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

     The Bank uses computer-related technologies and software throughout its business that will be affected by the date change in the year 2000. The Bank's directors, senior management and staff are aware of these Year 2000 issues and have appointed a technology committee to study and direct the project to bring all of the computer-related systems into Year 2000 compliance during 1998 and 1999. The technology committee is reviewing both Information Technology systems and non-Information Technology Systems including the Bank's telephone systems, HVAC systems and security equipment. In accordance with the guidelines of the FDIC, the technology committee is addressing the issue using the following phases :

                    1) Awareness
                    2) Assessment
                    3) Renovation
                    4) Validation
                    5) Implementation

               The Bank has recently converted its main
data processing system from a service bureau to an in-
house system supported by Jack Henry & Associates.  The
vendor has provided the Bank with a copy of its Year
2000 project plan and warranted that the software is
Year 2000 compliant.   Should there arise any failures
in its internal processing, the Bank has contracted with Jack Henry & Associates for off-site processing.
Since the processing systems provide the personnel with critical information for the daily operation, procedures have been established to allow for the daily operation should there be a Year 2000 related system failure.

              The Bank is also in the process of
renovating and testing its LAN and WAN network systems.
The renovations and validation of these systems should
be completed by December 31, 1998.  The Bank is in the
process of obtaining similar information and commitment
for the Bank's less critical system vendors.    The
Bank is acting upon the belief and understanding that all federal agencies are actively managing the Year
2000 problems which are inherent in the global banking and payments system.

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

              The Bank has substantially completed the assessment phase and has tentatively identified the costs of dealing with the Year 2000 problem at $50,000.
The Technology Committee, the committee responsible for the Year 2000 plan, has estimated that an additional
$25,000.00 to 50,000.00 may be required for consulting and technical assistance in the testing of the information and non-information systems. These costs, when incurred, will be capitalized or expensed by the Company, as appropriate. Costs expensed will reduce the Company's future reported earnings.

               The Bank has established as part of its
Year 2000 plan a contingency plan to establish procedures to address problems in the renovation and validation phases of the Year 2000 Plan. The contingency plan develops options for mission critical systems that fail, cannot be made Year 2000 ready or are unable to meet the Bank's scheduled renovation or testing dates. The contingency plan also establishes procedures to address unanticipated operational problems that may occur before and after December 31, 1999. The Bank has contracted with Bankers Services,
Inc. to review the Bank Year 2000 progress on a quarterly basis and report their finding to the Board of Directors.

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

At September 30, 1998 the Company had $94,000 of loans past due 90 days or more that were still accruing interest. At September 30, 1997 the Company had
$369,000 of loans past due 90 days or more that were still accruing interest. At September 30, 1998 and 1997 the Company did not have any loans that meet the definition of "Troubled Debt Restructuring" contained in SFAS No. 15; in addition, there were no loans considered to be impaired in accordance with the requirements of SFAS No. 114. The Bank had $192,000 of nonaccrual loans at September 30, 1998 and $246,000 of nonaccrual loans at September 30, 1997.

During the three months ended September 30, 1998, $37,500 was charged to the provision for loan losses compared to $30,000 for the three months ended
September 30, 1997. At September 30, 1998 the allowance for credit losses was $753,052 or 1.21% of total loans.
This compares to an allowance of $644,791 or 1.07% of total loans as of September 30, 1997. For the three months ended September 30, 1998 the Bank had net charge-offs of $5,000 compared to net charge-offs of $87,000 for the three months ended September 30, 1997.

The following table summarizes loan charge-offs and recoveries by type of loan for the three months ended
September 30, 1998 and 1997:

    Loan Type         September 30, 1998    September 30, 1997

                      Charge-  Recovery    Charge-    Recovery
                        Off                  Off

Real Estate          $     0   $ 1,000     $     0     $ 2,000
Commercial and         1,000     3,000      68,000           0
  Industrial
Agricultural               0         0           0       8,000
Consumer              11,000     3,000      29,000           0

TOTALS              $ 12,000   $ 7,000     $97,000     $10,000

The following table summarizes loan charge-offs and recoveries by type of loan for the Nine Months ended
September 30, 1998 and 1997:

    Loan Type        September 30, 1998    September 30, 1997

                      Charge-  Recovery    Charge-    Recovery
                        Off                  Off

Real Estate         $      0   $ 1,000    $      0      $ 2,000
Commercial and        14,000     8,000      68,000        3,000
  Industrial
Agricultural               0         0           0       20,000
Consumer              42,000    10,000      60,000        5,000

TOTALS              $ 56,000  $ 19,000    $128,000      $30,000

The Bank has allocated its allowance for credit losses at the end of each period presented as follows:

                       September 30, 1998    September 30,
                                                 1997

                                     % of              % of
                                     loans             loans
Balance at End of                     to                to
Period Applicable to:                total             total
                          Amount     Loans   Amount    Loans

Commercial and          $      0      50%  $      0     47%
  agricultural
Real Estate-                           6%         0      6%
  construction
Real Estate-mortgage                  33%         0     35%
Consumer                  32,000      11%               12%
                                             38,000

Total Domestic            32,000     100%    38,000    100%

Unallocated              721,000            607,000

TOTALS                  $753,000     100%  $645,000    100%



LIQUIDITY AND INTEREST RATE SENSITIVITY

The Company must maintain an adequate liquidity position in order to respond to the short-term demand for funds caused by withdrawals from deposit accounts, extensions of credit and for the payment of operating expenses. Maintaining this position of adequate liquidity is accomplished through the management of a combination of liquid assets; those which can be converted into cash and access to additional sources of funds. Primary liquid assets of the Company are cash and due from banks, federal funds sold, investments held as "available for sale" and maturing loans.
Federal funds purchased and loans from the Federal Home
Loan Bank system represent the Company's primary source of immediate liquidity and were maintained at a level to meet immediate needs. Federal Funds Sold averaged approximately $7,480,000 and $166,000 for the three months ended September 30, 1998 and 1997, respectively.
Maturities in the Company's loan and investment portfolios are monitored regularly to avoid matching short-term deposits with long-term loans and investments. Other assets and liabilities are also monitored to provide the proper balance between liquidity, safety, and profitability. This monitoring process must be continuous due to the constant flow of cash that is inherent in a financial institution.

The Company actively manages its interest rate sensitive assets and liabilities to reduce the impact of interest rate fluctuations. In addition, the Bank monitors the interest rates paid on Certificates of Deposit as advertised by its competitors and strives to pay competitive interest rates to retain and attract
Certificates of Deposit. Should competitive pressures dictate, the bank may have to increase rates paid to retain the Certificates of the Deposit that mature in the next year and any increase in interest rates paid on Certificates of Deposit may reduce future Company
Earnings. The Bank also monitors the assets and liabilities that reprice each month to determine the impact on future earnings from anticipated repricings.
At September 30, 1998, the Company's rate sensitive assets exceed rate sensitive liabilities due within one year by $8,301,000.

As part of managing liquidity, the Company monitors its loan to deposit ratio on a daily basis. At September
30, 1998 the ratio was 77.7% which is within the Company's acceptable range.

The Company experienced an increase in cash and cash equivalents, its primary source of liquidity, of $4,054,295 for the Nine Months ended September 30,
1998. The primary sources of cash flow for the Nine
Months ended September 30, 1998 were a net increase in deposits of $7,447,211 and cash provided by operating activities of $883,302. Cash outflow for the Nine
Months ended September 30, 1998 primarily consisted of the following: An increase in loans of $1,385,430, net security purchases of $1,594,340, a reduction in short-term borrowings and loan repayments of $989,784, capital expenditures of $168,083 and dividends paid of $114,445. The Company's management believes its liquidity sources are adequate to meet its operating needs and does not know of any trends, events or uncertainties that may result in a significant adverse effect on the Company's operations or liquidity position. In addition, at September 30, 1998, the Company had Fed Funds Sold of $6,143,000 to meet the Company's short-term liquidity needs.

The Company estimates the cost of the Casco branch at approximately $1.3 million. The funding for the Casco branch has not yet been determined, but may include available cash or the sale of Company stock. Start up losses for the Casco branch are expected to be funded out of cash flow from operations of the existing locations of the Company.

The following table illustrates the projected maturities and the repricing mechanisms of the major asset/liability categories of the Company as of September 30, 1998, based on certain assumptions. No prepayment rate assumptions have been made for the loan portfolio. Maturities and repricing dates for investments have been projected by applying the assumptions set forth below to contractual maturities and repricing dates.

                         1 Year       1 - 5       5 - 10       After 10
                        or Less       Years        Years         Years
Interest Earning
  Assets:
   Fed Funds Sold    $ 6,143,000
   Investment        $ 2,308,000  $ 1,655,000  $ 6,277,000   $  5,695,000
     Securities
   Loans
      Variable Rate  $ 8,566,000
      Real Estate-   $ 3,321,000  $   581,000
        Construction
      Real Estate-   $ 9,853,000  $ 4,941,000  $   163,000   $    405,000
        Other
      Commercial and $11,242,000  $ 7,043,000  $   465,000   $    158,000
        Industrial
      Agricultural   $ 4,511,000  $   985,000  $    27,000   $    397,000
      Consumer       $ 4,333,000    5,206,000       57,000
   Other             $   793,000          -0-          -0-            -0-

Total Interest       $51,070,000  $20,411,000  $ 6,989,000   $  6,655,000
  Earning Assets

Interest Bearing
  Liabilities:
   Interest Bearing
     Demand                                                  $  4,941,000
   Savings Deposits  $ 4,720,000                             $ 11,891,000
   Money Market      $ 1,029,000                             $  2,399,000
     Accounts
   Certificates of   $28,598,000  $ 8,654,000
     Deposit
   Jumbo CD's        $ 3,487,000  $ 1,072,000
   IRA's             $ 4,686,000  $   158,000
   Other             $   249,000  $    34,000          -0-           -0-


Total Interest       $42,769,000  $ 9,918,000          -0-  $ 19,231,000
  Bearing Liabilities

Interest Sensitivity $ 8,301,000  $10,493,000  $ 6,989,000 ($12,576,000)
  Gap per Period

Cumulative Interest  $ 8,301,000  $18,794,000  $25,783,000  $13,207,000
  Sensitivity Gap

Interest Sensitivity        9.8%        12.3%         8.2%      (14.8%)
  Gap as a Percentage
  of Earning Assets

Cumulative Sensitivity      9.8%        22.1%        30.3%        15.5%
  Gap as a Percentage
  of Earning Assets

             PART II - OTHER INFORMATION


Item 6.     Exhibits and Reports on Form 8-K

            (a) Exhibits

                27  Financial Data Schedule

            (b) Reports on Form 8-K

        During the quarter ended September 30, 1998, the registrant did not file any reports on Form 8-K.

                     SIGNATURES

Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                            LUXEMBURG BANCSHARES, INC.
                                  (Registrant)


/s/ John A. Slatky                /s/ Thomas L. Lepinski
----------------------            -------------------------
John A. Slatky,                   Thomas L. Lepinski, C. P. A.
President and Chief               Treasurer
Executive Officer                 (Principal Accounting Officer)

Date November 11, 1998            Date November 11, 1998