Form 10KSB40
period 1998-12-31
LUXEMBURG BANCSHARES INC
filed 1999-03-23
CIK 1037265

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934
                          FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days. Yes X   No
                                                     ---    ---

Check if there is no disclosure of delinquent filers in response to Item 405 of regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB. [ X ]

       Issuer's revenues for the year ended December 31, 1998. $7,819,060.

The aggregate market value (determined using the book value per share) of common stock held by non-affiliates of the registrant as of March 8, 1999 was
                                  $7,476,208.

    The number of shares outstanding of the registrant's common stock as of
                           March 8, 1999 was 243,501.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement dated March 25, 1999 to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held April 24, 1999 are incorporated by reference into Part III.

================================================================================

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

THE COMPANY

    Luxemburg Bancshares, Inc. (the "Company"), a Wisconsin corporation, was formed June 10, 1983 for the purpose of owning a Wisconsin bank. On December 30, 1983, the Company acquired a controlling interest in the Bank of Luxemburg (the "Bank"). The Bank is now a wholly-owned subsidiary of the Company.

    As of December 31, 1998, the Company had total consolidated assets of $98.0 million and total stockholders' equity of $9.5 million.

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

    During 1998 the Bank received approval from DFI to open an additional office located at 100 Old Orchard Avenue, Casco ("Casco office"). The Casco office is located in Kewaunee County and will have its own ATM increasing the total number of Bank ATMs to six. Anticipated costs of the Casco office are approximately $1.4 million and the anticipated opening date is May, 1999.

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

    The Bank's business plan is based on being a strong, established, locally owned bank providing financial services to its local communities. The Bank's main office and two branch offices are located in western Kewaunee County, serving approximately 25% of the county's 19,570 population. The Bank also serves a small portion of southern Door County from these locations. The Bank serves eastern Brown County with these locations and an office in the Green Bay, Wisconsin market. The Bank targets the individual and small business customers within these markets and emphasizes the advantages of local ownership, (i.e., responsive local loan decisions and community involvement).

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

    LUXEMBURG INVESTMENT CORPORATION.

    Luxemburg Investment Corporation ("Investment Corporation") is a wholly-owned subsidiary of the Bank. Investment Corporation is a Nevada corporation, the business of which is to hold, invest and reinvest a portion of the investment portfolio of the Bank. See "INVESTMENTS".

LENDING ACTIVITIES

    The Bank offers a range of lending services, including real estate, consumer, commercial and industrial and agricultural loans to individuals, small business and other organizations that are located in or conduct a substantial portion of their business in the Bank's market area. The Bank's total loans as of December 31, 1998 were $63.8 million, or approximately 65% of total consolidated assets. In addition, the Bank services $25.7 million in consumer real estate loans sold to the Federal Home Loan Mortgage Corporation ("FHLMC"). Interest rates charged on loans vary with the degree of risk, maturity, and amount of the loan, and are further subject to competitive pressures, cost and availability of funds and government regulations.

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

    The Bank also provides services to support dairy farms in the rural areas of Kewaunee and southern Door counties. About eleven (11%) percent of the Bank's loan portfolio, $7.1 million, is in agricultural loans (including agricultural real estate loans). The loans provide financing for real estate and personal property purchases, as well as operational lines of credit and production financing. The credit terms are typically similar to other commercial loans. The Bank will provide direct financing, as well as guaranteed financing, through Federal (FmHA) and State of Wisconsin (WHEDA) sponsored programs.

DEPOSIT ACTIVITIES

    Deposits are the major source of the Bank's funds for lending and other investment activities. The Bank considers the majority of its regular savings, investors choice, demand, NOW and money market deposit accounts to be core deposits. These accounts comprised approximately 45% of the Bank's total deposits at December 31, 1998. Approximately 55% of the Bank's deposits at December 31, 1998 were certificates of deposit. Generally, the Bank attempts to maintain the rates paid on its deposits at a competitive level. Deposits of $100,000 and over made up approximately 6% of the Bank's total deposits at December 31, 1998. The majority of the deposits of the Bank are generated from Kewaunee and Brown Counties. Brokered deposits at December 31, 1998 made up less than 1% of the Bank's total deposits. For additional information regarding the Bank's deposit accounts, see "Management's Discussion and Analysis or Plan of Operation - Liquidity and Interest Rate Sensitivity" and Note 9 of Notes to Consolidated Financial Statements.

INVESTMENTS

    The Bank invests a portion of its assets in U.S. Treasury and U.S. Governmental agency obligations, FHLMC, FNMA and FHLB securities, state, county and municipal obligations, collateralized mortgage obligations ("CMO's") and federal funds sold. The investments are managed in relation to the loan demand and deposit growth and are generally used to provide for the investment of excess funds at reduced yields and risks relative to yields and risks of the loan portfolio, while providing liquidity to fund increases in loan demand or to offset fluctuations in deposits. The investments are held in Investment Corporation as well as in the Bank. The Bank portfolio is to provide for immediate liquidity needs and therefore maintains shorter term investments. Investment Corporation provides for greater investment yields and therefore maintains longer term investments. For further information regarding the Company's investment portfolio, see Note 4 of Notes to Consolidated Financial Statements.

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

    Capital Requirements. The federal bank regulatory authorities have adopted risk-based capital guidelines for banks and bank holding companies that are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies. The resulting capital ratios represent qualifying capital as a percentage of total risk-weighted assets and off-balance sheet items. The guidelines are minimums, and the federal regulators have noted that banks and bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain all ratios well in excess of the minimums. The current guidelines generally require bank holding companies and federally-regulated banks to maintain a minimum total risk-based capital ratio equal to 8%, of which at least 4% must be Tier 1 capital. For bank holding companies with assets less than $150 million, such as the Company, capital ratios are determined at the subsidiary bank level. Tier 1 capital includes common stockholders' equity, qualifying perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, less the amounts of goodwill and most other intangibles. Tier 2 capital includes the excess of any preferred stock not included in Tier 1 capital, mandatory convertible securities, hybrid capital instruments, subordinated debt and intermediate term-preferred stock, and general reserves for loan and lease losses up to 1.25% of risk-weighted assets. At December 31, 1998, the Bank's Tier 1 and total risk-based capital ratios were 13.5% and 14.6%, respectively.

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

    The FDIC has issued regulations to implement the "prompt corrective action" provisions of FDICIA. In general, the regulations define the five capital categories as follows: (i) an institution is "well capitalized" if it has a total risk-based capital ratio of 10% or greater, has a Tier 1 risk-based capital ratio of 6% or greater, has a leverage ratio of 5% or greater and is not subject to any written capital order or directive to meet and maintain a specific capital level for any capital measures; (ii) an institution is "adequately capitalized" if it has a total risk-based capital ratio of 8% or greater, has a Tier 1 risk-based capital ratio of 4% or greater, and has a leverage ratio of 4% or greater; (iii) an institution is "undercapitalized" if it has a total risk-based capital ratio of less than 8%, has a Tier 1 risk-based capital ratio that is less than 4% or has a leverage ratio that is less than 4%;
(iv) an institution is "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6%, a Tier 1 risk-based capital ratio that is less than 3% or a leverage ratio that is less than 3%; and (v) an institution is "critically undercapitalized" if its "tangible equity" is equal to or less than 2% of its total assets. The FDIC also, after an opportunity for a hearing, has authority to downgrade an institution from "well capitalized" to "adequately capitalized" or to subject an "adequately capitalized" or "under-capitalized" institution to the supervisory actions applicable to the next lower category, for supervisory concerns. As of December 31, 1998, the Bank had a total risk-based capital ratio of 14.6%, a Tier 1 risk-based capital ratio of 13.5%, and a leverage ratio of 9.4%.

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

    Interstate Banking. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 provides for nationwide interstate banking and branching. Under the law, interstate acquisitions of banks or bank holding companies in any state by bank holding companies in any other state is permissible subject to certain limitations. Wisconsin also has a law that allows out-of-state bank holding companies (located in states that allow Wisconsin bank holding companies to acquire banks and bank holding companies in that state) to acquire Wisconsin banks and Wisconsin bank holding companies. The law essentially provides for out-of-state entry by acquisition only (and not by interstate branching) and requires the acquired Wisconsin bank to have been in existence for at least five years. Interstate branching and consolidation of existing bank subsidiaries in different states is permissible. Out-of-state banks that do not operate a branch in Wisconsin are prohibited from establishing a de novo branch in Wisconsin. A Wisconsin bank may establish, maintain, and operate one or more branches in a state other than Wisconsin pursuant to an interstate merger transaction in which the Wisconsin bank is the resulting bank. An interstate merger transaction resulting in the acquisition by an out-of-state bank of a Wisconsin bank is not permitted unless the Wisconsin bank has been in existence and continuously operating, on the day of the acquisition, for more than five years.

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

COMPETITION

    The Bank's service area includes portions of Kewaunee, Brown and Door Counties. Kewaunee County, with a population of 19,570 residents, has six banks with eleven offices and one credit union with two offices. Brown County, with a population of approximately 214,000 residents, has sixteen banks with fifty offices, two saving banks with thirteen offices and fourteen credit unions with sixteen offices. Door County, with a population of approximately 26,500 residents, has three banks with fourteen offices and one savings bank with two offices. In addition to the financial institutions, significant competition comes from security and brokerage firms, mortgage companies, insurance companies and other providers of financial services in the area. The Bank competes as a locally owned banking institution that responds quickly with personal service.

EMPLOYEES

    As of December 31, 1998, the Company employed 34 full-time employees and 16 part-time employees. The employees are not represented by a collective bargaining unit. The Company considers relations with employees to be good.

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

    During the forth quarter of 1998, the Bank began construction of its Casco office (located at 100 Old Orchard Avenue, Casco, Wisconsin). The Bank owns its Casco Office.

    The Bank has installed an ATM at its Dyckesville Office, the Main Street Station in Luxemburg, the Hwy. 54 T-Mart in New Franken, FS Fast Stop in Forestville and the Hwy. 29 & P C-Mart in Henrysville. The Bank has committed to the installation of an ATM at its Casco Office. These remote ATMs provide additional banking convenience for the customers of the Bank, and generate an additional source of fee income.

ITEM 3.  LEGAL PROCEEDINGS.

    Neither the Company, the Bank nor any other subsidiary are subject to any material pending litigation at this time.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No matters were submitted to the shareholders during the fourth quarter of 1998.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

    Following are the persons who were the executive officers of Luxemburg Bancshares, Inc. as of December 31, 1998, their ages as of March 31, 1999, their current titles and positions held during the past five years:

    JOHN A. SLATKY, - Age 47. Mr. Slatky is President, Chief Executive Officer and a director of the Company. He commenced employment with the Bank in 1984 and has held various executive positions with the Company or the Bank since 1986. He was employed at the Kimberly State Bank (an Associated Bank) from 1974 through 1983. Mr. Slatky has been a director of the Company since 1987 and a director of the Bank since 1986.

    THOMAS L. LEPINSKI, C.P.A. - Age 43. Mr. Lepinski is Vice President-Operations & Finance for the Bank and is Treasurer of the Company, positions held since February, 1997. From 1978 through 1992 he was employed by Wipfli Ullrich Bertelson LLP where he was responsible for providing tax, audit and examination services to community banks. He was Controller-Treasurer of the Sorg Paper Company from 1992 through 1996. At Sorg he was responsible for the company's financial operations, annual planning and budgeting and handling shareholder communications and relations. Mr. Lepinski is a member of the American Institute of CPAs and is licensed as a CPA in the states of Wisconsin and Minnesota.

    DAVID L. LUEBBERS, - Age 49. Mr. Luebbers is Executive Vice President and Chief Financial Officer at the Bank, a position he has held since 1989. Mr. Luebbers is responsible for overseeing all loan operations and servicing accounts. Mr. Luebbers also serves as one of the Company's Vice Presidents.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS.

    There is no established public trading market for the Common Stock and such trading activity, as it occurs, takes place in privately negotiated transactions.

    At December 31, 1998 there were approximately 526 shareholders of record of the Common Stock.

    The Company has paid the following cash dividends on its shares of Common Stock since 1994:

          Year Ended December 31                Dividends Per Share
          ----------------------                -------------------
                   1994                               $0.57
                   1995                               $0.69
                   1996                               $0.76
                   1997                               $0.85
                   1998                               $0.97

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion and analysis of the Company relates to the years ended December 31, 1998 and 1997 and should be read in conjunction with the Company's consolidated financial statements and notes thereto included elsewhere herein.

RESULTS OF OPERATIONS

    YEAR ENDED DECEMBER 31, 1998 COMPARED TO THE YEAR ENDED DECEMBER 31, 1997

    The Company's results of operations depend primarily on the level of its net interest margin, its provision for credit losses, its non-interest income and its operating expenses. Net interest income depends on the volume of and rates associated with interest earning assets and interest bearing liabilities which results in the net interest margin. Net income increased $143,788 or 15.6% to $1,063,529 for the year ended December 31, 1998 from $919,741 for the year ended December 31, 1997. This increase is primarily due to the growth of the Bank, which increased net interest margin, growth in the Bank's portfolio of loans sold to and serviced for the secondary market and additional sales of alternative investment products by the Bank's Financial Resource Center division. The following table summarizes the Company's operating performance for the years specified.

                                         Year Ended December 31,
                                    ------------------------------

                                     1998                    1997
                                     ----                    ----
Return on Assets                     1.22%                  1.16%
Return on Equity                    11.75%                  11.30%

    YEAR 2000 RISKS. The Company is exposed to future uncertainty, potential future reduction in earnings, and future losses, including litigation, due to business interruption or errors, if its computer systems are not modified to ensure that dates after December 31, 1999 are not misrepresented by those systems. This eventuality is commonly referred to as the Year 2000 problem.

    The Bank uses computer-related technologies and software throughout its business that will be affected by the date change in the year 2000. The Bank's directors, senior management and staff are aware of these Year 2000 issues and have appointed a technology committee to study and direct the project to bring all of the computer-related systems into Year 2000 compliance during 1999. The technology committee is reviewing both Information Technology systems and non-Information Technology Systems including the Bank's telephone systems, HVAC systems and security equipment. In accordance with the guidelines of the FDIC, the technology committee is addressing the issue using the following phases :

                          1) Awareness
                          2) Assessment
                          3) Renovation
                          4) Validation
                          5) Implementation

    The Bank has recently converted its main data processing system from a service bureau to an in-house system supported by Jack Henry & Associates. The vendor has provided the Bank with a copy of its Year 2000 project plan and warranted that the software is Year 2000 compliant. Jack Henry & Associates has substantially completed the proxy testing of the system used by the Company to process the Bank's work. The results are being reviewed by Bank of Luxemburg employees to determine that the proxy banks used by Jack Henry & Associates were reflective of our operation. Should there arise any failures in its internal processing, the Bank has contracted with Jack Henry & Associates for off-site processing. Since the processing systems provide the personnel with critical information for the daily operation, procedures have been established to allow for the daily operation should there be a Year 2000 related system failure.

    The Bank is also in the process of renovating and testing its local area network (LAN) and wide area network (WAN) systems. The renovations and validation of these systems include the equipment and software for the new branch office that is scheduled to open in May, 1999. The Bank is in the process of obtaining similar information and commitment for the Bank's less critical system vendors. Testing procedures are being obtained and used to insure the all systems and upgrades have been successfully renovated. To date, all systems tested have passed the testing procedures. The Bank is acting upon the belief and understanding that all federal agencies are actively managing the Year 2000 problems which are inherent in the global banking and payments system.

    Loan and deposit customers identified as having potential Year 2000 risks have been surveyed by bank officers. These officers determined how the Year 2000 issue will effect each customer's business and the steps each company is taking to resolve their Year 2000 issues. The surveys returned indicate that the companies with potential Year 2000 risks have established procedures to address and mitigate their Year 2000 problems. Senior management has assessed potential risks from customer related problems as low.

    The Bank spent approximately $30,000 in 1998 on Year 2000 renovation and testing. The Technology Committee has budgeted $20,000 for technology improvements for 1999, a portion which may be required for consulting and technical assistance in the testing of the information and non-information systems. These costs, when incurred, will be capitalized or expensed by the Company, as appropriate. Costs expensed will reduce the Company's future reported earnings.

    The Bank has established as part of its Year 2000 plan a contingency plan to establish procedures to address problems in the renovation and validation phases of the Year 2000 Plan. The contingency plan develops options for mission critical systems that fail, cannot be made Year 2000 ready or are unable to meet the Bank's scheduled renovation or testing dates. A business resumption contingency plan is also being written to establish procedures to address unanticipated operational problems that may occur before and after December 31, 1999. The contingency plan identifies the core business processes and establishes alternative procedures in the event of a year 2000 failure. The Bank has contracted with Bankers Services, Inc. to review the Bank's Year 2000 progress and report their findings to the Board of Directors.


    Net Interest Income. Net interest income increased $109,140 or 3.4% to $3,336,656 for the year ended December 31, 1998 from $3,227,516 for the year ended December 31, 1997. Total interest income increased $468,595 for the year ended December 31, 1998 to $6,690,283 from $6,221,688 for the year ended December 31, 1997. This increase is primarily the result of Bank growth as average earning assets increased by 10.2% for the year ended December 31, 1998 compared to the year ended December 31, 1997. However, $5 million of this average asset growth occurred in Fed Funds Sold, which have the lowest tax equivalent yield of all the Company's earning assets, reducing the average yield on earning assets from 8.43% for the year ended December 31, 1997 to 8.22% for the year ended December 31, 1998. Management plans to seek new loans to increase Bank profits in 1999.

    The following table summarizes average total loans by category for the years ended December 31, 1998 and 1997:

                             Type of Loan                   December 31, 1998        December 31, 1997
                             ------------                   -----------------        -----------------

           Real Estate Loans                                     $ 16,945,342             $ 19,169,168
           Commercial and Industrial                               25,908,974               22,448,688
           Agricultural                                             6,304,252                6,095,262
           Consumer                                                 9,143,334                9,056,693
           Other                                                      201,972                  333,210
                                                                 ------------             ------------

           Total gross average loans                               58,503,874               57,103,021
           Less: Allowance for credit losses                          726,349                  673,847
                                                                 ------------             ------------

           Total net average loans                               $ 57,777,525             $ 56,429,174
                                                                 ============             ============

           Supplemental Disclosure:
              Municipal Loans                                    $  1,605,712             $  1,561,998


The Bank does not separately track average real estate construction loans.

    Total interest expense increased $359,455 or 12.0% to $3,353,627 for the year ended December 31, 1998 from $2,994,172 for the year ended December 31, 1997. This increase is due to bank growth and higher average rates paid on savings and other time deposits for the year ended December 31, 1998 compared to the year ended December 31, 1997. Total interest bearing liabilities averaged approximately $68,500,000 for the year ended December 31, 1998 as compared to approximately $62,800,000 for the year ended December 31, 1997. The average rate paid on savings accounts increased to 3.63% for the year ended December 31, 1998 compared to 3.47% for the year ended December 31, 1997. The average rate paid on other time deposits increased to 5.84% for the year ended December 31, 1998 compared to 5.71% for the year ended December 31, 1997. The average cost of interest bearing liabilities for the year ended December 31, 1998 was 4.90% compared to an average cost of interest bearing liabilities of 4.77% for the year ended December 31, 1997.

    The following table summarizes the maturities of time deposits of $100,000 or more as of December 31, 1998:

                                              Certificates of Deposit of               Other Time Deposits of
       Time Until Maturity                         $100,000 or More                       $100,000 or More
       -------------------                         ----------------                       ----------------
3 months or less                                      $  570,000                              $100,000
3 through 6 months                                       424,000                               587,000
6 through 12 months                                    2,325,000                               109,000
over 12 months                                           977,000                                     0
                                                      ----------                              --------

Totals                                                $4,296,000                              $796,000
                                                      ==========                              ========

    The following table details average balances, interest income/expense and average rates/yields for the Company's earning assets and interest bearing liabilities for the years ended December 31, 1998 and 1997. For purposes of the analysis below, any adjustments of interest income due to loans being placed on non-accrual status, the recovery of previously charged off past due interest or the return of a loan to full accrual status have been included in interest income on loans and have been included in the analysis of the reported yield on loans. The analysis below excludes any changes in the fair market value of investment securities available for sale. For purposes of the analysis below, the Company does not report yields and earnings on its tax-exempt investments and loans on a tax-equivalent basis.




                                      Year End December 31, 1998                  Year End December 31, 1997
                                      --------------------------                  --------------------------
                                                  Interest     Average                     Interest        Average
                                   Average        Income/      Yield/       Average        Income/         Yield/
                                   Balance        Expense       Rate        Balance        Expense          Rate
                                   -------        -------       ----        -------        -------          ----
ASSETS:
Interest Bearing:
  Loans                            $58,503,874    $5,374,267     9.19%     $57,103,021      $5,239,799      9.18%
  Taxable Investments
   and Mortgage Backed
   Securities                       10,575,782       694,774     6.57%      11,364,032         709,503      6.24%
  Fed Funds Sold                     5,354,420       282,378     5.27%         332,566          18,084      5.44%
  Municipal Loans and
   Investments                       6,248,440       300,748     4.81%       4,401,030         218,927      4.97%
  Other                                665,330        38,116     5.73%         630,618          35,375      5.61%
                                   -----------    ----------               -----------      ----------
Total                               81,347,846    $6,690,283     8.22%      73,831,267      $6,221,688      8.43%
                                                  ==========                                ==========
CSV Life Insurance                   1,176,095                               1,109,921
Non-Earning Assets                   4,660,180                               4,344,366
                                   -----------                             -----------
TOTAL ASSETS                       $87,184,121                             $79,285,554
                                   ===========                             ===========

LIABILITIES:
Interest Bearing:
  Demand                           $ 5,099,630    $   76,102     1.49%     $ 4,823,989      $   84,894      1.76%
  Savings                           19,313,059       700,200     3.63%      18,194,938         631,506      3.47%
  Other Time Deposits               43,361,397     2,530,257     5.84%      38,020,245       2,172,177      5.71%
  Other                                735,639        47,068     6.40%       1,718,079         105,595      6.15%
                                   -----------    ----------               -----------      ----------
Total                               68,509,725    $3,353,627     4.90%      62,757,251      $2,994,172      4.77%
                                                  ==========                                ==========
Non-Interest-bearing
  Liabilities                        8,544,432                               7,403,356
Other Liabilities                    1,079,775                                 984,955
                                   -----------                             -----------
Total Liabilities                   78,133,932                              71,145,562
Equity                               9,050,189                               8,139,992
                                   -----------                             -----------
TOTAL LIABILITIES & EQUITY
                                   $87,184,121                             $79,285,554
                                   ===========                             ===========

Recap:
  Interest Income                                 $6,690,283     8.22%                      $6,221,688      8.43%
  Interest Expense                                 3,353,627     4.90%                       2,994,172      4.77%
                                                  ----------     -----                      ----------      -----

  Net Interest Income/
  Spread                                          $3,336,656     3.32%                      $3,227,516      3.66%
                                                  ==========                                ==========

Contribution of Non-
  Interest-Bearing Funds                                         0.78%                                      0.71%
                                                                 -----                                      -----
Net Interest Margin                                              4.10%                                      4.37%
                                                                 =====                                      =====
Ratio of Average Interest-
  Earning Assets to Average
  Interest-Bearing Liabilities                                 118.74%                                    117.65%


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

    Year ended December 31, 1998 compared to year ended December 31, 1997.

                                         Increase (Decrease) in Net Interest Income
                                       ----------------------------------------------
                                       Net              Due to                Due to
                                      Change             Rate                 Volume
                                      ------             ----                 ------
Interest Earning Assets:
  Loans                              $134,468          $   5,789              $128,679
  Taxable Investments and
   Mortgage Backed
   Securities                         (14,729)            35,951               (50,680)
  Fed Funds Sold                      264,294               (562)              264,856
  Municipal Loans and
   Investments                         81,821             (7,312)               89,133
  Other                                 2,741                764                 1,977
                                     --------          ---------              --------
  TOTAL                               468,595             34,630               433,965
                                     --------          ---------              --------

Interest Bearing Liabilities:
  Interest Bearing
    Demand                              8,792             13,441                (4,649)
  Savings                             (68,694)           (28,884)              (39,810)
  Other Time Deposits                (358,080)           (47,270)             (310,810)
  Other                                58,527             (4,166)               62,693
                                     --------          ---------              --------

  TOTAL                              (359,455)           (66,879)             (292,576)
                                     --------          ---------              --------

Net Change in Net
Interest Income                      $109,140          $ (32,249)             $141,389
                                     ========          =========              ========



    Provision for Loan Losses. The amount charged to the provision for loan losses by the Bank is based on management's evaluation as to the amounts required to maintain an allowance adequate to provide for potential losses inherent in the loan portfolio. The level of this allowance is dependent upon the total amount of past due and non-performing loans, general economic conditions and management's assessment of potential losses based upon internal credit evaluations of loan portfolios and particular loans. Specific factors considered by management in setting the reserve for loan losses consist of the following:


     -   Total loans outstanding.
     - The balance of the allowance for credit losses as a percent of total loans outstanding.
     - The allowance for credit losses as a percent of past due loans, classified loans and non-performing loans.
     -   The level of past due loans.
     -   Non-accrual loans.
     - The level of watch list loans which include past due loans, loans identified as potential problem loans, loans with inadequate collateral, work out loans and loans where a change in repayment ability has occurred due to death or divorce.



`                                      15

    The Bank generally places loans on non-accrual status, as discussed in Footnotes 1 and 5 of the Company's Consolidated Financial Statements, when the loan is past due as to the payment of interest and/or principal in excess of 90 days unless the Bank deems the loan collateral adequate to secure both the payment of all loan principal and all uncollected accrued interest receivable. The Bank also places loans on a non-accrual status when it deems the collection of such interest unlikely. Loans are returned to full accrual status when the loan is brought current according to all terms of the loan agreement and all past due principal and interest is paid and the Bank deems its collateral position adequate to warrant a return to accrual status.

    At December 31, 1998 and 1997 the Company did not have any loans that meet the definition of troubled debt restructuring contained in SFAS No. 15. Also, the Company did not have any loans considered to be impaired under SFAS Nos. 114 & 118 at December 31, 1998 and 1997 or for the years ended December 31, 1998 and 1997. Loans past due 90 days or more that were still accruing interest totaled $144,000 at December 31, 1998. At December 31, 1997 loans past due 90 days or more that were still accruing interest totaled $291,000.

    During the year ended December 31, 1998, $150,000 was charged to the provision for loan losses compared to $120,000 for the year ended December 31, 1997. At December 31, 1998, the allowance was $773,000 or 1.21% of total loans. This compares to an allowance of $677,000 or 1.11% of total loans as of December 31, 1997. Net charge offs were $54,000 for the year ended December 31, 1998 and $96,000 for the year ended December 31, 1997. Non-performing loans at December 31, 1998 were $438,000.

    The following table summarizes loan charge-offs and recoveries by type of loan for the years ended December 31, 1998 and 1997:

            LOAN TYPE                        DECEMBER 31, 1998                    DECEMBER 31, 1997
            ---------                        -----------------                    -----------------

                                         Charge-Off           Recovery          Charge-Off          Recovery
                                         ----------           --------          ----------          --------

Real Estate                                $    ----           $  1,000          $    ----          $  2,000
Commercial and Industrial                     13,000               ----             31,000              ----
Agricultural                                   1,000             11,000               ----            25,000
Consumer                                      64,000             12,000            101,000             9,000
                                           ---------           --------          ---------          --------

TOTALS                                     $  78,000           $ 24,000          $ 132,000          $ 36,000
                                           =========           ========          =========          ========




    The Company had net charge-offs to average total loans of .09 % for the year ended December 31, 1998 and .17% for the year ended December 31, 1997.

    The Bank has allocated its allowance for credit losses at the end of each period presented as follows:


 Balance at End of Period Applicable to:            December 31, 1998                December 31, 1997
 ---------------------------------------            -----------------                -----------------

                                                                        % of                         % of
                                                                      Loans to                      Loans to
                                                                       total                         total
                                                    Amount             Loans         Amount          Loans
                                                    ------             -----         ------          -----
Commercial and agricultural                          $     ----        52%           $   ----        49%
Real Estate-construction                                   ----         6%               ----         6%
Real Estate-mortgage                                       ----        31%               ----        34%
Consumer                                                 38,000        11%             41,000        11%
                                                     ----------       ---            --------       ---

Total Domestic                                           38,000       100%             41,000       100%

Unallocated                                             735,000                       636,000
                                                     ----------                      --------

TOTALS                                               $  773,000       100%           $677,000       100%
                                                     ==========       ===            ========       ===


    Other Operating Income. Other operating income for the year ended December 31, 1998, increased $240,504 or 27.1% to $1,128,777 from $888,273 for the year ended December 31, 1997. Alternative Investment Commission Income increased $87,385 or 37.2% to $322,149 for the year ended December 31, 1998 from $234,764 for the year ended December 31, 1997. Mortgage Underwriting Fees for the year ended December 31, 1998 increased $132,559 or 83.3% to $291,751 from $159,192 for the year ended December 31, 1997. This increase is primarily due to increased volume as for the year ended December 31, 1998, the Company originated $19,221,200 of loans for the secondary market compared to $5,282,200 for the year ended December 31, 1997. Loan Servicing Fee Income for the year ended December 31, 1998 increased $9,604 or 27.5% to $44,533 from $34,929 for the year ended December 31, 1997. This increase is primarily due to increased volume as for the year ended December 31, 1998, average serviced loans totaled $22,036,000 compared to $15,731,000 for the year ended December 31, 1997.

    Operating Expenses. Operating expenses for the year ended December 31, 1998 increased $133,166 or 4.95% to $2,820,733 from $2,687,567 for the year ended
December 31, 1997. Salaries and related benefits increased $115,153 or 7.8% to $1,585,032 for the year ended December 31, 1998 from $1,469,879 for the year ended December 31, 1997. This increase is primarily due to normal wage increases and higher costs for employee benefit programs. Equipment rentals, depreciation and maintenance increased $30,989 or 12.3% to $282,897 for the year ended December 31, 1998 from $251,908 for the year ended December 31, 1997. This increase is primarily due to additional depreciation expense on computer equipment acquired to support the conversion to an in-house data processing system on May 15, 1997. In 1998 there was twelve months of depreciation on this equipment reflected in expense whereas in 1997 only seven months of depreciation was expensed. Data Processing expense decreased $57,476 or 30.8% from $186,537 for the year ended December 31, 1997 to $129,061 for the year ended December 31, 1998. Expenses in 1997 included deconversion costs for converting the Bank's data to its in-house computer system and data processing costs paid to its service bureau which were partially replaced by additional equipment depreciation in 1998. Other operating expenses increased $43,062 or 7.0% to $660,301 for the year ended December 31, 1998 from $617,239 for the year ended December 31, 1997. This increase results from additional expenses associated with the Bank's Director's Deferred Compensation Plan, the contracting of the Bank's Internal Audit effort in 1998 and increases in spending on supplies and legal fees in 1998.

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

    Dividends and Equity Capital. The Company paid its shareholders dividends of $236,196 or $0.97 per share for the year ended December 31, 1998 and $206,593 or $0.85 per share for the year ended December 31, 1997. The following table summarizes the Company's dividend pay out ratio and average capital position for the years specified.


                                                  Year Ended December 31,
                                                  -----------------------

                                                1997                 1997
                                                ----                 ----
         Dividend Payout Ratio                 22.21%               22.46%
         Equity to Assets Ratio                10.38%               10.27%

LIQUIDITY AND INTEREST RATE SENSITIVITY

    The Company must maintain an adequate liquidity position in order to respond to the short-term demand for funds caused by withdrawals from deposit accounts, extensions of credit and for the payment of operating expenses. Maintaining this position of adequate liquidity is accomplished through the management of a combination of liquid assets; those which can be converted into cash and access to additional sources of funds. Primarily liquid assets of the Company are cash and due from banks, federal funds sold, investments held as "available for sale" and maturing loans. Federal funds purchased and loans from the Federal Home Loan Bank system represent the Company's primary source of immediate liquidity and were maintained at a level to meet immediate needs. Federal Funds Sold averaged approximately $5,400,000 and $300,000 for the years ended December 31, 1998 and 1997, respectively. Brokered deposits totaled $298,059 at December 31, 1998. Maturities in the Company's loan and investment portfolios are monitored regularly to avoid matching short-term deposits and long-term loans and investments. Other assets and liabilities are also monitored to provide the proper balance between liquidity, safety, and profitability. This monitoring process must be continuous due to the constant flow of cash which is inherent in a financial institution.

    The Company actively manages its interest rate sensitive assets and liabilities to reduce the impact of interest rate fluctuations. In addition, the Bank monitors the interest rates paid on certificates of deposit as advertised by its competitors and endeavors to pay competitive interest rates to retain and attract certificates of deposit. Should competitive pressures dictate, the Bank may have to increase rates paid to retain the certificates of deposit that mature in the next year and any increase in interest rates paid on certificates of deposit may reduce future Company earnings. The Bank also monitors the assets and liabilities that reprice each month to determine the impact on future earnings due to anticipated repricings. At December 31, 1998, the Company's rate sensitive assets exceed rate sensitive liabilities due within one year by $8,086,000.

    As part of managing liquidity, the Company monitors its loan to deposit ratio on a daily basis. At December 31, 1998 the ratio was 73.1% which is within the Company's acceptable range. The Company also monitors the levels of assets and liabilities that reprice with changes in the prime rate. At December 31, 1998, the Bank had net repriceable prime rate sensitive assets of $3,852,307. However, the Bank's repriceable liabilities had a 5.5 % floor and were at that rate at December 31, 1998.

    The Company experienced an increase in cash and cash equivalents, its primary source of liquidity, of $7,188,143 during 1998. The primary sources of cash flow for 1998 were a net increase in deposits of $14,665,800 and the Company's cash flow from operations of $1,160,488. Cash flow from investing activities used $3,150,404 to fund loan growth, $3,770,753 to fund net security purchases and $340,431 for capital expenditures. The Company's management believes its liquidity sources are adequate to meet its operating needs and does not know of any trends, events or uncertainties that may result in a significant adverse effect on the Company's liquidity position.

    The Company estimates the cost of the Casco branch at approximately $1.4 million. The funding for the Casco branch has not yet been determined, but may include available cash or the sale of Company stock. Start up losses for the Casco branch are expected to be funded out of cash flow from operations of the existing locations of the Company.

    The following table illustrates the projected maturities and the repricing mechanisms of the major asset/liability categories of the Company as of December 31, 1998, based on certain assumptions. No prepayment assumptions have been made for the loan portfolio. Maturities and repricing dates for investments have been projected by applying the classifications set forth below to contractual maturities and repricing dates. The Bank's variable rate loans consist primarily of commercial loans which reprice with changes in the prime rate and are generally written for a 1 year term.

                                           1 Year or Less     1 - 5 Years     5 - 10 Years    After 10
                                           --------------     -----------     ------------    --------
                                                                                                Years
                                                                                               ------

Interest Earning Assets:
  Fed Funds Sold                             $  8,482,000     $        --      $        --      $        --
  Investment Securities                         3,757,000       2,085,000        6,084,000        6,139,000
  Loans:
    Variable Rate                               8,717,000              --               --               --
    Real Estate-Construction                    2,854,000         662,000               --           24,000
    Real Estate-Other                           8,438,000       5,873,000          182,000          293,000
    Commercial and Industrial                  13,392,000       7,677,000          434,000          152,000
    Agricultural                                3,964,000       1,307,000           29,000          394,000
    Consumer                                    3,921,000       5,535,000          168,000           36,000
                                             ------------     -----------      -----------      -----------
Total Loans                                    41,286,000      21,054,000          813,000          899,000
                                             ------------     -----------      -----------      -----------
  Other                                         1,184,000              --               --               --

                                             ============     ===========      ===========      ===========
Total Interest Earning Assets                  54,709,000      23,139,000        6,897,000        7,038,000
                                             ------------     -----------      -----------      -----------

Interest Bearing Liabilities:
  Interest Bearing Demand                              --              --               --        6,022,000
  Savings Deposits                              5,305,000              --               --       12,996,000
  Money Market Accounts                         1,174,000              --               --        2,740,000
  Certificates of Deposit                      31,330,000       7,107,000               --               --
  Jumbo CD's                                    3,319,000         977,000               --               --
  IRA's                                         5,365,000         218,000               --               --
  Other                                           130,000          28,000               --               --
                                             ============     ===========      ===========      ===========
Total Interest Bearing Liabilities             46,623,000       8,330,000                0       21,758,000
                                             ------------     -----------      -----------      -----------

Interest Sensitivity Gap per Period          $  8,086,000     $14,809,000      $ 6,897,000     ($14,720,000)
                                             ============     ===========      ===========      ===========

Cumulative Interest Sensitivity Gap          $  8,086,000     $22,895,000      $29,792,000      $15,072,000
                                             ============     ===========      ===========      ===========

Interest Sensitivity Gap as a
Percentage of Earning Assets                         8.8%           16.1%             7.5%          (16.0%)

Cumulative Sensitivity Gap as a
Percentage of Earning Assets                         8.8%           24.9%            32.4%            16.4%

    The Company does not have any security concentrations exceeding 10% of stockholder's equity that are required to be disclosed.

    The Company evaluates its tax position and the relative tax equivalent yield of various alternative investments and reviews the yield curve in making its investment decisions. The Company has increased its municipal loan and investment position based on this evaluation from an average investment of $4,401,030 in 1997 to $6,248,440 in 1998.


    CAPITAL RESOURCES

    The Company's primary source of capital since commencing operations has been from issuance of common stock and retained operating profit. The Company does not have any long term debt facility arrangements at December 31, 1998. Capital for the Bank is above regulatory requirements at December 31, 1998. Pertinent capital ratios for the Bank as of December 31, 1998 are as follows:

                                                        Minimum
                                        Actual        Requirements
                                        ------        ------------
Tier 1 Risk-Based Capital Ratio          13.5%            4.0%
Total Risk-Based Capital Ratio           14.6%            8.0%
Leverage Ratio                            9.4%            4.0%

Dividends from the Bank to the Company may not exceed the undivided profits of the Bank (included in consolidated retained earnings) without prior approval of a federal regulatory agency. The Bank paid $216,300 and $459,600 in dividends to the Company for the years ended December 31, 1998 and 1997, respectively. At December 31, 1998 the Bank could have paid the Company approximately $2,239,000 of additional dividends without prior regulatory approval. In addition, Federal banking laws limit the amount of loans the bank may make to the Company, subject to certain collateral requirements. No loans were made by the Bank to the Company during 1998 or 1997.

ITEM 7.  FINANCIAL STATEMENTS.










                                                  LUXEMBURG BANCSHARES, INC. AND
                                                                    SUBSIDIARIES
                                                            Luxemburg, Wisconsin


                                               CONSOLIDATED FINANCIAL STATEMENTS
                                          Years Ended December 31, 1998 and 1997

                                     LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES

                                               CONSOLIDATED FINANCIAL STATEMENTS
                                          Years Ended December 31, 1998 and 1997
--------------------------------------------------------------------------------



                                TABLE OF CONTENTS


INDEPENDENT AUDITOR'S REPORT................................................................23

FINANCIAL STATEMENTS
   Consolidated Balance Sheets..............................................................24
   Consolidated Statements of Income........................................................25
   Consolidated Statements of Changes in Stockholders'Equity................................26
   Consolidated Statements of Cash Flows....................................................27
   Notes to Consolidated Financial Statements...............................................28

                              [WIPFLI ULLRICH LOGO]



                          INDEPENDENT AUDITOR'S REPORT



Board of Directors
Luxemburg Bancshares, Inc.
Luxemburg, Wisconsin


We have audited the accompanying consolidated balance sheets of Luxemburg Bancshares, Inc. and Subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Luxemburg Bancshares, Inc. and Subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.




Wipfli Ullrich Bertelson LLP


February 10, 1999
Green Bay, Wisconsin

                                     LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES

                                                     CONSOLIDATED BALANCE SHEETS
                                                      December 31, 1998 and 1997
--------------------------------------------------------------------------------

                                   Assets                                                   1998                 1997
----------------------------------------------------------------------------------------------------------------------------
Cash and due from banks                                                                     $2,931,179            $3,326,444
Interest-bearing deposits                                                                      907,672               639,264
Federal funds sold                                                                           8,482,000             1,167,000
----------------------------------------------------------------------------------------------------------------------------
  Cash and cash equivalents                                                                 12,320,851             5,132,708
Investment securities available for sale-Stated at fair value                               18,064,562            14,113,429
Loans held for sale                                                                            246,000               156,000

Total loans receivable                                                                      63,806,248            60,748,981
  Allowance for credit losses                                                                 (773,116)             (677,101)
----------------------------------------------------------------------------------------------------------------------------
Net loans receivable                                                                        63,033,132            60,071,880
Premises and equipment                                                                       1,779,477             1,711,350
Other investments at cost                                                                      276,050               253,050
Other assets                                                                                 2,250,553             2,115,831
----------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                               $97,970,625           $83,554,248
============================================================================================================================
                      Liabilities and Stockholders' Equity
----------------------------------------------------------------------------------------------------------------------------
Liabilities:
  Non-interest-bearing deposits                                                            $10,758,991            $9,103,744
  Interest-bearing deposits                                                                 76,553,176            63,542,623
----------------------------------------------------------------------------------------------------------------------------
  Total deposits                                                                            87,312,167            72,646,367
  Short-term borrowings                                                                         79,574               640,002
  Borrowed funds                                                                                78,031               632,828
  Other liabilities                                                                          1,044,420            1,106,,175
----------------------------------------------------------------------------------------------------------------------------
    Total liabilities                                                                       88,514,192            75,025,372
----------------------------------------------------------------------------------------------------------------------------
Stockholders' equity:
  Preferred stock - $0.01 par value:
    Authorized - 400,000 shares, no shares outstanding
  Common stock - $1.00 and $0.1667 par value, respectively:
    Authorized - 2,400,000 shares and 300,000 shares, respectively
    Issued - 270,500 shares                                                                    270,500                45,083
  Capital surplus                                                                            3,206,508             3,431,925
  Retained earnings                                                                          6,120,356             5,293,023
  Accumulated other comprehensive income                                                       203,419               103,195
  Less - 26,999 shares of treasury common stock, at cost                                      (344,350)             (344,350)
----------------------------------------------------------------------------------------------------------------------------
    Total stockholders' equity                                                               9,456,433             8,528,876
----------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                 $97,970,625           $83,554,248
============================================================================================================================

See accompanying notes to consolidated financial statements.

                                     LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES

                                               CONSOLIDATED STATEMENTS OF INCOME
                                          Years Ended December 31, 1998 and 1997
--------------------------------------------------------------------------------

                                                                                      1998                      1997
-------------------------------------------------------------------------------------------------------------------------
Interest income:
  Interest and fees on loans                                                         $5,454,302                $5,321,337
  Interest on investment securities:
    Taxable                                                                             694,774                   709,503
    Tax-exempt                                                                          220,713                   137,389
  Other interest and dividend income                                                    320,494                    53,459
-------------------------------------------------------------------------------------------------------------------------
    Total interest income                                                             6,690,283                 6,221,688
-------------------------------------------------------------------------------------------------------------------------
Interest expense:
  Deposits                                                                            3,306,559                 2,888,577
  Short-term borrowings                                                                  13,021                    68,157
  Borrowed funds and capital lease obligation                                            34,047                    37,438
-------------------------------------------------------------------------------------------------------------------------
    Total interest expense                                                            3,353,627                 2,994,172
-------------------------------------------------------------------------------------------------------------------------
Net interest income                                                                   3,336,656                 3,227,516
Provision for credit losses                                                             150,000                   120,000
-------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for credit losses                                 3,186,656                 3,107,516
-------------------------------------------------------------------------------------------------------------------------
Other income:
  Service charges on deposit accounts                                                   192,236                   193,259
  Mortgage underwriting fees - Secondary market                                         291,751                   159,192
  Loan servicing fee income - Net                                                        44,533                    34,929
  Other operating income                                                                600,257                   500,893
-------------------------------------------------------------------------------------------------------------------------
    Total other income                                                                1,128,777                   888,273
-------------------------------------------------------------------------------------------------------------------------
Operating expenses:
  Salaries and related benefits                                                       1,585,032                 1,469,879
  Net occupancy expense                                                                 163,442                   162,004
  Equipment rentals, depreciation, and maintenance                                      282,897                   251,908
  Data processing                                                                       129,061                   186,537
  Other operating expenses                                                              660,301                   617,239
-------------------------------------------------------------------------------------------------------------------------
    Total operating expenses                                                          2,820,733                 2,687,567
-------------------------------------------------------------------------------------------------------------------------
Income before provision for income taxes                                              1,494,700                 1,308,222
Provision for income taxes                                                              431,171                   388,481
-------------------------------------------------------------------------------------------------------------------------
Net income                                                                           $1,063,529                  $919,741
=========================================================================================================================
Basic earnings per common share                                                           $4.37                     $3.78
=========================================================================================================================


See accompanying notes to consolidated financial statements.

                                     LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                           Year Ended December 31, 1998 and 1997

---------------------------------------------------------------------------------------------------------------------------------
                                                                                   Accumulated
                                                                                      Other           Treasury
                                     Common      Capital          Retained         Comprehensive      Common
                                     Stock       Surplus          Earnings           Income           Stock           Total
---------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 1997             $45,083       $3,416,080       $4,579,875          ($6,913)        ($354,109)    $7,680,016

Dividends paid                                                        (206,593)                                         (206,593)

Employee stock bonus - 765 shares                      15,845                                               9,759         25,604

Comprehensive income:
  Net income                                                           919,741                                           919,741
  Other comprehensive income                                                            110,108                          110,108
                                                                                                                       ----------
  Total comprehensive income                                                                                           1,029,849
---------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997            45,083        3,431,925        5,293,023          103,195          (344,350)     8,528,876

Change in par value                  225,417         (225,417)                                                                 0

Dividends paid                                                        (236,196)                                         (236,196)

Comprehensive income:
  Net income                                                         1,063,529                                         1,063,529
  Other comprehensive income                                                            100,224                          100,224
                                                                                                                       ----------
  Total comprehensive income                                                                                           1,163,753
---------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998          $270,500       $3,206,508       $6,120,356         $203,419         ($344,350)    $9,456,433
=================================================================================================================================


                                     LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          Years Ended December 31, 1998 and 1997
--------------------------------------------------------------------------------

                                                                                                   1998            1997
-----------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                                                                       $1,063,529      $   919,741
-----------------------------------------------------------------------------------------------------------------------------
 Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and net amortization                                                                 269,895          248,599
   Provision for loss on other real estate                                                             7,500           18,838
   Provision for credit losses                                                                       150,000          120,000
   Proceeds from sales of loans held for sale                                                     19,141,060        5,310,398
   Originations of loans held for sale                                                           (19,184,900)      (5,452,020)
   Gain on sale of assets - Net                                                                      (46,324)         (15,745)
   Employee stock bonuses                                                                                  0           25,604
   Credit for deferred taxes                                                                         (17,928)         (33,919)
   Change in operating assets and liabilities                                                       (222,344)        (128,893)
-----------------------------------------------------------------------------------------------------------------------------
     Total adjustments                                                                                96,959           92,862
-----------------------------------------------------------------------------------------------------------------------------
 Net cash provided by operating activities                                                         1,160,488        1,012,603
-----------------------------------------------------------------------------------------------------------------------------
 Cash flows from investing activities:
   Proceeds from maturities of securities available for sale                                       4,395,681        6,202,461
   Purchase of securities available for sale                                                      (8,166,434)      (6,073,340)
   Net increase in loans                                                                          (3,150,404)      (5,708,311)
   Purchase of additional life insurance                                                             (17,300)         (17,300)
   Proceeds from sale of assets                                                                       15,164            1,367
   Capital expenditures                                                                             (340,431)        (489,180)
   Purchase of other investments                                                                     (23,000)          (1,400)
-----------------------------------------------------------------------------------------------------------------------------
 Net cash used in investing activities                                                            (7,286,724)      (6,085,703)
-----------------------------------------------------------------------------------------------------------------------------
 Cash flows from financing activities:
   Net increase in deposits                                                                       14,665,800        6,488,906
   Net decrease in short-term borrowings                                                            (560,428)        (240,074)
   Proceeds from borrowed funds                                                                            0          500,000
   Principal payments on borrowed funds and capital lease obligations                               (554,797)         (68,932)
   Dividends paid                                                                                   (236,196)        (206,593)
-----------------------------------------------------------------------------------------------------------------------------
 Net cash provided by financing activities                                                        13,314,379        6,473,307
-----------------------------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                                          7,188,143        1,400,207
Cash and cash equivalents at beginning                                                             5,132,708        3,732,501
-----------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end                                                                 $12,320,851       $5,132,708
=============================================================================================================================

SUPPLEMENTAL INFORMATION:

Cash paid during the year for:
   Interest                                                                                      $ 3,465,568       $2,979,462
   Income taxes                                                                                      460,116          478,165


NONCASH INVESTING AND FINANCING ACTIVITIES:

In 1997, the Company entered into a capital lease of $73,931 for the purchase of computer equipment.

See accompanying notes to consolidated financial statements.

                                     LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------



NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of Luxemburg Bancshares, Inc. (the "Company") and its subsidiaries conform to generally accepted accounting principles and general practices within the banking industry. Significant accounting and reporting policies are summarized below.

Organization - The Company provides banking services to individual and corporate customers through its wholly owned subsidiary, Bank of Luxemburg (the "Bank"). The Bank operates as a full-service financial institution with a primary market area including, but not limited to, west Kewaunee County and northeast Brown County. The Bank emphasizes variable rate commercial and consumer real estate loans. In addition, the Bank holds a variety of securities through its wholly owned subsidiary, Luxemburg Investment Corporation, a Nevada investment corporation. The Company is subject to the regulations of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

Principles of Consolidation - The consolidated financial statements include the accounts of Luxemburg Bancshares, Inc. and its subsidiaries, Bank of Luxemburg, Luxemburg Investment Corporation, and Area Development Corporation.
All significant intercompany balances and transactions have been eliminated.

Use of Estimates in Preparation of Financial Statements - The preparation of the accompanying consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from these estimates.

Cash and Cash Equivalents - For purposes of reporting cash flows, cash and cash equivalents include cash on hand, interest-bearing and non-interest-bearing deposits in banks, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

Investment in Securities - The Company's investments in securities are classified as available for sale and accounted for as follows:

      Securities available for sale consist of debt, equity, and mortgage-related securities. These securities are stated at fair value. Unrealized holding gains and losses, net of tax, on securities available for sale are reported as accumulated other comprehensive income within stockholders' equity until realized.

Amortization of premiums and accretion of discounts are recognized in interest income using the interest method over the period to maturity. Gains and losses on the sale of securities available for sale are determined using the specific-identification method.

Loans Held for Sale - Loans held for sale consist of the current origination of certain fixed-rate mortgage loans and are recorded at the lower of aggregate cost or fair value. Fees received from the borrower are deferred and recorded as an adjustment of the sale price. A gain or loss is recognized at the time of the sale reflecting the present value of the difference between the contractual interest rate of the loans sold and the yield to the investor, adjusted for the initial value of mortgage servicing rights. The servicing fee is recognized as the related loan payments are received.

Loans Receivable and Related Interest Income and Fees - Interest on loans is credited to income as earned. Interest income is not accrued on loans where management has determined collection of such interest is doubtful. When a loan is placed on nonaccrual status, previously accrued but unpaid interest deemed uncollectible is reversed and charged against current income. Loan-origination fees and certain direct origination costs are capitalized and recognized as an adjustment of the yield on the related loan.

                                     LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


Allowance for Credit Losses - The allowance for credit losses includes specific allowances related to commercial loans which have been judged to be impaired. A loan is impaired when, based on current information, it is probable that the Company will not collect all amounts due in accordance with the contractual terms of the loan agreement. These specific allowances are based on discounted cash flows of expected future payments using the loan's initial effective interest rate or the fair value of the collateral if the loan is collateral dependent.

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

Mortgage Servicing Rights - The cost of mortgage servicing rights is amortized in proportion to, and over the period of, estimated net servicing revenue. Impairment of mortgage servicing rights is assessed based on the fair value of those rights. Fair values are estimated using discounted cash flows based on a current market interest rate. For purposes of measuring impairment, the rights are stratified by rate in the quarter in which the related mortgage loans were sold.

Premises and Equipment - Premises and equipment are stated at cost. Maintenance and repair costs are charged to expense as incurred. Gains or losses on disposition of premises and equipment are reflected in income. Depreciation is computed on the straight-line method and is based on the estimated useful lives of the assets which range from three to thirty-five years.

OTHER INVESTMENTS - Other investments consist of Federal Home Loan Bank stock and Bankers Bancorporation of Wisconsin, Inc. stock which are carried at cost. Other investments are evaluated for impairment on an annual basis.

Goodwill - Goodwill acquired in a business acquisition is being amortized on a straight-line basis over five years.

Income Taxes - Deferred income taxes have been provided under the liability method. Deferred tax assets and liabilities are determined based on the difference between the consolidated financial statement and tax bases of assets and liabilities as measured by the current enacted tax rates which will be in effect when these differences are expected to reverse. Deferred tax expense (benefit) is the result of changes in the deferred tax asset and liability.

ADVERTISING COSTS - Advertising costs are expensed as incurred.

Off-Balance-Sheet Financial Instruments - In the ordinary course of business, the Bank has entered into off-balance-sheet financial instruments consisting of commitments to extend credit, commitments under credit card arrangements, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded in the consolidated financial statements when they become payable.

Earnings per Share - Earnings per common share are based upon the weighted average number of common shares outstanding. The weighted average number of shares outstanding was 243,501 in 1998 and 1997. The basic and diluted earnings per share computations are the same for 1998 and 1997.

                                     LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Reclassifications - Certain reclassifications have been made to the 1997 consolidated financial statements to conform to the 1998 classifications.

Comprehensive Income - Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale which are recognized as a separate component of equity, accumulated other comprehensive income.

Future Accounting Change - In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. This statement requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. This statement is effective for fiscal years beginning after June 15, 1999. Management, at this time, cannot determine the effect adoption of this statement may have on the consolidated financial statements of the Company as the accounting for derivatives is dependent on the amount and nature of derivatives in place at the time of adoption.

NOTE 2 CHANGES IN ACCOUNTING PRINCIPLES

Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which was issued in June 1997. In accordance with this statement, the Company reports those items defined as comprehensive income in the statement of changes in stockholders' equity. The adoption of SFAS No. 130 did not have an impact on the Company's financial position or results of operations.

Effective January 1, 1998, the Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which was issued in June 1997. This statement establishes new standards for reporting information about operating segments in annual and interim financial statements. The standard also requires descriptive information about the way operating segments are determined, the products and services provided by the segments, and the nature of differences between reportable segment measurements and those used for the consolidated enterprise. The disclosure requirements had no impact on the Company's financial position or results of operations.

NOTE 3 RESTRICTIONS ON CASH AND CASH EQUIVALENTS

Cash and cash equivalents in the amount of $261,000 were restricted at December 31, 1998, to meet the reserve requirements of the Federal Reserve System.

                                     LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 4    INVESTMENT SECURITIES

          The amortized cost and estimated fair value of investment securities available for sale at December 31 are as follows:

                                                                        GROSS                   GROSS
                                                AMORTIZED             UNREALIZED              UNREALIZED                 ESTIMATED
                   1998                           COST                  GAINS                   LOSSES                   FAIR VALUE
          --------------------------------------------------------------------------------------------------------------------------
          U.S. Treasury securities
          and obligations of U.S.
          government agencies and
          corporations                          $2,396,240                $58,280                     $0                $2,454,520
          Obligations of states and
          political subdivisions                 5,613,364                162,651                      0                 5,776,015
          Mortgage-related securities            7,746,049                104,651                 16,673                 7,834,027
          Commercial paper                       2,000,000                      0                      0                 2,000,000
          --------------------------------------------------------------------------------------------------------------------------
          Total                                $17,755,653               $325,582                $16,673               $18,064,562
          ==========================================================================================================================

                   1997
          U.S. Treasury securities
          and obligations of U.S.
          government agencies and
          corporations                          $4,079,496                $52,664                 $2,175                $4,129,985
          Obligations of states and
          political subdivisions                 3,594,785                 83,275                      0                 3,678,060
          Mortgage-related securities            6,282,411                 38,476                 15,503                 6,305,384
          --------------------------------------------------------------------------------------------------------------------------
          Total                                $13,956,692               $174,415                $17,678               $14,113,429
          ==========================================================================================================================

          Fair values of securities are estimates based on financial models or prices paid for similar securities. It is possible interest rates could change considerably resulting in a material change in the estimated fair value.

                                     LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 4    INVESTMENT SECURITIES (Continued)

          The amortized cost, estimated fair value, and weighted average yield of investment securities available for sale at December 31, 1998, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                            AMORTIZED              ESTIMATED        WEIGHTED
                                                                              COST                FAIR VALUE     AVERAGE YIELD
          ---------------------------------------------------------------------------------------------------------------------

          Due in one year or less                                             $ 3,748,724            $ 3,756,785          5.51%
          Due after one year through five years                                 2,026,396              2,085,358          5.54%
          Due after five years through ten years                                3,163,932              3,301,174          4.92%
          Due after ten years                                                   1,070,552              1,087,218          4.69%
          ---------------------------------------------------------------------------------------------------------------------
                                                                               10,009,604             10,230,535
          Mortgage-related securities                                           7,746,049              7,834,027          6.43%
          ---------------------------------------------------------------------------------------------------------------------
          Total investment securities                                         $17,755,653            $18,064,562          5.76%
          =====================================================================================================================

          There were no sales of debt securities during 1998 and 1997.

          Investment securities with an amortized cost of $998,813 and estimated fair value of $1,005,800 were pledged to secure public deposits, short-term borrowings, and other purposes required by law as of December 31, 1998.

NOTE 5    LOANS

          The composition of loans at December 31 follows:

                                                                                     1998                           1997
          -------------------------------------------------------------------------------------------------------------------
          Real estate:
            Construction                                                           $ 3,539,754                    $ 3,453,016
            Other                                                                   19,889,646                     20,754,707
          Commercial and industrial                                                 27,540,944                     24,140,174
          Agricultural                                                               5,847,901                      5,409,905
          Consumer                                                                   69,88,003                      6,991,179
          -------------------------------------------------------------------------------------------------------------------
          Total loans                                                              $63,806,248                    $60,748,981
          ===================================================================================================================

          The aggregate amount of nonperforming loans was approximately $438,000 and $535,000 at December 31, 1998 and 1997, respectively. Nonperforming loans are those which are contractually past due 90 days or more as to interest or principal payments, on a nonaccrual of interest status, or loans the terms of which have been renegotiated to provide a reduction or deferral of interest or principal. The interest income recorded and that which would have been recorded had nonaccrual and renegotiated loans been current, or not troubled, are not material to the consolidated financial statements for the years ended December 31, 1998 and 1997.

          At December 31, 1998 and 1997, there were no loans considered to be impaired. There were also no impaired loans during 1998 and 1997.

          The subsidiary bank in the ordinary course of banking business grants loans to the Companys executive officers and directors, including their families and firms in which they are principal owners.

                                     LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 5 LOANS (Continued)

Substantially all loans to employees, officers, directors, and stockholders owning 5% or more of the Company were made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others and did not involve more than the normal risk of collectibility or present other unfavorable features.

Activity in such loans during 1998 is summarized below:

  Loans outstanding, December 31, 1997                              $2,532,593
  New loans                                                          2,201,950
  Repayment                                                         (1,457,004)
  ----------------------------------------------------------------------------
  Loans outstanding, December 31, 1998                              $3,277,539
  ============================================================================

An analysis of the allowance for credit losses for the years ended December 31 follows:

                                                          1998                                  1997
  -------------------------------------------------------------------------------------------------------------
  Balance at beginning                                          $677,101                              $653,535
  Provision charged to operating expense                         150,000                               120,000
  Recoveries on loans                                             23,636                                36,108
  Loans charged off                                              (77,621)                             (132,542)
  -------------------------------------------------------------------------------------------------------------
  Balance at end                                                $773,116                              $677,101
  =============================================================================================================


NOTE 6 LOAN SERVICING

Mortgage loans of $25,651,000 and $17,162,000 as of December 31, 1998 and 1997,
respectively, were serviced for others. These loans are not included in the accompanying consolidated balance sheets. Mortgage servicing rights are capitalized when the serviced loans are sold. This asset is amortized over the estimated period that servicing income is recognized. The following is an analysis of changes in mortgage servicing rights:

                                                  1998                                  1997
   ---------------------------------------------------------------------------------------------------
   Balance, January 1                                   $80,167                               $43,271
   Capitalized amounts                                  131,803                                52,802
   Amortization                                         (36,223)                              (15,906)
   ---------------------------------------------------------------------------------------------------
   Balance, December 31                                $175,747                               $80,167
   ===================================================================================================

No impairment of mortgage servicing rights existed at December 31, 1998; therefore, no valuation allowance was recorded.

The carrying value of the mortgage servicing rights is included with other assets and approximates fair market value at December 31, 1998.

                                     LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 7 PREMISES AND EQUIPMENT

Details of premises and equipment at December 31 follows:

                                                             1998                            1997
  ---------------------------------------------------------------------------------------------------------
          Land                                                     $70,246                         $70,246
          Buildings and improvements                             1,463,146                       1,447,459
          Furniture and equipment                                1,535,375                       1,409,553
  ---------------------------------------------------------------------------------------------------------
          Totals                                                 3,068,767                       2,927,258
          Construction in progress                                 198,921                               0
          Less - Accumulated depreciation                       (1,488,211)                     (1,215,908)
  ---------------------------------------------------------------------------------------------------------
          Net depreciated value                                 $1,779,477                      $1,711,350
  =========================================================================================================


Depreciation and amortization of premises and equipment charged to operating expense totaled $272,304 in 1998 and $232,549 in 1997.


NOTE 8 LEASE

In 1997, the Company entered into a lease for computer equipment. The computer lease, which expires in 2000, is classified as a capital lease.

Premises and equipment include the following amounts for the computer lease that has been capitalized:

                                                     1998                            1997
  -------------------------------------------------------------------------------------------------
  Furniture and equipment                                  $73,931                         $73,931
  Less - Accumulated amortization                           31,868                          13,385
  -------------------------------------------------------------------------------------------------
  Totals                                                   $42,063                         $60,546
  =================================================================================================

Lease amortization is included in depreciation expense.

Future minimum payments, by year and in the aggregate, under the capital lease as of December 31, 1998, consist of the following:

  1999                                                                             $28,271
  2000                                                                               6,817
  -----------------------------------------------------------------------------------------
  Total minimum lease payments                                                      35,088
  Amount representing interest                                                      (1,828)
  -----------------------------------------------------------------------------------------
  Present value of net minimum lease payments                                      $33,260
  =========================================================================================

The carrying value of the capital lease obligation is included with other liabilities and approximates fair market value at December 31, 1998.

                                     LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 9 DEPOSITS

The distribution of deposits at December 31 is as follows:

                                                     1998                            1997
  -----------------------------------------------------------------------------------------------
  Non-interest-bearing demand deposits                        $10,758,991            $ 9,103,744
  Interest-bearing demand deposits                              6,805,296              7,126,486
  Savings deposits                                             17,516,126             12,963,780
  Money market deposits                                         3,914,723              3,959,132
  Time deposits                                                48,317,031             39,493,225
  -----------------------------------------------------------------------------------------------
  Total deposits                                              $87,312,167            $72,646,367
  ===============================================================================================

Time deposits of $100,000 or more were approximately $5,092,000 and $4,580,000 at December 31, 1998 and 1997, respectively. Interest expense on time deposits of $100,000 or more was approximately $247,000 and $180,000 for the years ended December 31, 1998 and 1997, respectively.

At December 31, 1998, the scheduled maturities of time deposits are as follows:

          1999            $36,946,031
          2000              9,534,000
          2001                683,000
          2002                127,000
          2003              1,027,000
  ------------------------------------
  Total                   $48,317,031
  ====================================


NOTE 10 SHORT-TERM BORROWINGS

Short-term borrowings consist of treasury tax and loan deposits of $79,574 and $640,002 at December 31, 1998 and 1997, respectively, which generally mature within 1 to 120 days from the transaction date.


NOTE 11 BORROWED FUNDS

Borrowed funds consist of the following:

                                                                           1998              1997
  ---------------------------------------------------------------------------------------------------------
  6.19% FHLB note, secured by pledges of mortgage loans
  and FHLB stock, due September 18, 1998, interest payable              $     0                   $500,000

  6.63% land contract, payable at $2,831 per month
  including interest, due September 1, 1999                              24,787                     55,981

  8.0% note, payable at $2,408 per month including interest,
  due December 31, 2000                                                  53,244                     76,847
  ---------------------------------------------------------------------------------------------------------
  Totals                                                                $78,031                   $632,828
  =========================================================================================================

                                     LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 11 BORROWED FUNDS (Continued)

Required payments of principal on the borrowed funds at December 31, 1998, are summarized as follows:

  1999                                                            $50,349
  2000                                                             27,682
  -----------------------------------------------------------------------
Total                                                             $78,031
  =======================================================================



NOTE 12

ACCUMULATED OTHER COMPREHENSIVE INCOME

Comprehensive income is shown in the consolidated statements of changes in stockholders' equity. The Company's accumulated other comprehensive income is comprised of the unrealized gain or loss on securities available for sale. The following shows the activity in accumulated other comprehensive income:

                                                                    1998                            1997
  -------------------------------------------------------------------------------------------------------
  Accumulated other comprehensive income (deficit) at
  beginning                                                       $103,195                      ($6,913)
  -------------------------------------------------------------------------------------------------------
  Activity:
  Unrealized gain on securities available for sale                 151,855                       166,830
  Tax impact                                                       (51,631)                      (56,722)
  -------------------------------------------------------------------------------------------------------
  Net unrealized gain on securities available for sale             100,224                       110,108
  -------------------------------------------------------------------------------------------------------
  Accumulated other comprehensive income at end                   $203,419                      $103,195
  =======================================================================================================


NOTE 13 INCOME TAXES

The provision for income taxes consists of the following:

                                                                1998                                 1997
  ---------------------------------------------------------------------------------------------------------
  Current tax expense:
  Federal                                                     $389,183                             $365,550
  State                                                         59,916                               56,850
  ---------------------------------------------------------------------------------------------------------
  Total current                                                449,099                              422,400
  ---------------------------------------------------------------------------------------------------------
  Deferred tax credit:
  Federal                                                      (15,386)                             (28,267)
  State                                                         (3,861)                              (7,068)
  ---------------------------------------------------------------------------------------------------------
  Total deferred                                               (19,247)                             (35,335)
  ---------------------------------------------------------------------------------------------------------
  Change in valuation allowance                                  1,319                                1,416
  ---------------------------------------------------------------------------------------------------------
  Total provision for income taxes                            $431,171                             $388,481
  =========================================================================================================

                                     LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 13 INCOME TAXES (Continued)

Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities net of a valuation allowance for deferred tax assets not likely to be realized. The major components of net deferred tax assets at December 31 are as follows:

                                                                                                   1998                   1997
  -----------------------------------------------------------------------------------------------------------------------------
  Deferred tax assets:
  Reserve for loan losses                                                                      $200,049               $162,398
  Deferred compensation                                                                         137,600                106,591
  Intangible assets                                                                              20,094                 13,345
  Net operating loss carryovers                                                                  21,543                 20,224
  Other                                                                                           2,941                  7,387
  -----------------------------------------------------------------------------------------------------------------------------
  Total deferred tax assets                                                                     382,227                309,945
  -----------------------------------------------------------------------------------------------------------------------------
  Deferred tax liabilities:

  Depreciation                                                                                 (157,988)              (144,423)
  Accretion                                                                                     (12,950)               (10,960)
  Mortgage servicing rights                                                                     (68,917)               (31,437)
  Unrealized gain on investment securities available for                                       (105,490)               (53,542)
  -----------------------------------------------------------------------------------------------------------------------------
  Total deferred tax liabilities                                                               (345,345)              (240,362)
  -----------------------------------------------------------------------------------------------------------------------------
  Total valuation allowance recognized for net deferred tax                                     (21,543)               (20,224)
  -----------------------------------------------------------------------------------------------------------------------------
  Net deferred tax asset                                                                        $15,339                $49,359
  =============================================================================================================================

A summary of the source of differences between income taxes at the federal statutory rate and the provision for income taxes for the years ended December 31 follows:

                                                                            1998                                          1997
                                                     --------------------------------------------------------------------------
                                                                     % OF PRETAX                                  % OF PRETAX
                                                       AMOUNT            INCOME              AMOUNT                   INCOME
  -----------------------------------------------------------------------------------------------------------------------------
  Tax expense at statutory rate                           $508,198           34.0            $444,795                   34.0
  Increase (decrease) in taxes resulting
  from:
  Tax-exempt interest                                      (96,934)          (6.5)            (70,361)                  (5.4)
  State income taxes - Net of federal
  tax benefit                                               37,867            2.5              33,790                    2.6
  Cash surrender value of life
  insurance in excess of premiums                          (16,630)          (1.1)            (16,264)                  (1.2)
  Other                                                     (1,330)          (0.1)             (3,479)                  (0.3)
  -----------------------------------------------------------------------------------------------------------------------------
  Provision for income taxes                              $431,171           28.8            $388,481                   29.7
  =============================================================================================================================


The Company has state net operating loss carryforwards of approximately $413,000. The net operating losses begin to expire in 1999.

                                     LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 14 PROFIT SHARING PLAN

The Bank has a 401(k) profit sharing plan covering substantially all employees. The plan provides for discretionary contributions and matching contributions up to 8% of employee compensation; however, all contributions are at the discretion of the Board of Directors. Profit sharing expense for 1998 and 1997 was $54,043 and $46,500, respectively.


NOTE 15 DEFERRED COMPENSATION

The Company has a deferred compensation plan which permits directors to defer a portion of their compensation. The deferred compensation is accrued but unfunded, is distributable in cash after retirement, and amounted to $350,895 and $271,820 at December 31, 1998 and 1997, respectively. The Company has insured the lives of the directors who participate in the deferred compensation plan to assist in the funding of the deferred compensation liability. The Company is the owner and beneficiary of the insurance policies. At December 31, 1998 and 1997, the cash surrender value of these policies was $1,203,458 and $1,137,276, respectively. The amount charged to operations for deferred compensation was $79,075 and $70,676 for the years ended December 31, 1998 and 1997, respectively.


NOTE 16 COMMITMENTS AND CONTINGENCIES

Property and Equipment - As of December 31, 1998, the Company was committed to the construction of a new branch facility in Casco, Wisconsin, and additions of furniture, fixtures, and equipment totaling approximately $1,400,000.

Stock Redemption Policy - Luxemburg Bancshares, Inc. adopted a stock redemption policy to assist in the establishment of a fair price for its shares. The Company can redeem stock up to 10% of stockholders' equity in any 12-month period without specific prior approval from the Federal Reserve Bank. At December 31, 1998, the redemption price was determined to be 80% of the book value of the stock. Thus the maximum commitment at December 31, 1998, would be $31.07 per share.

Financial Instruments With Off-Balance-Sheet Risk - The Bank's financial statements do not reflect various commitments and contingent liabilities which arise in the normal course of business and which involve elements of credit risk, interest rate risk, and liquidity risk. These commitments and contingent liabilities are commitments to extend credit and standby letters of credit. A summary of the Bank's commitments and contingent liabilities at December 31 is as follows:

                                                     Notional              Amount
                                              -------------------------------------
                                                       1998                 1997
  ---------------------------------------------------------------------------------
  Commitments to extend credit                       $4,545,000         $3,457,000
  Credit card arrangements                              561,000            590,000
  Standby letters of credit                             132,000            100,000


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

                                     LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 16 COMMITMENTS AND CONTINGENCIES (Continued)

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


NOTE 17 CONCENTRATIONS OF CREDIT RISK

All of the Bank's loans, commitments, and standby letters of credit have been granted to customers in the Bank's market area. The concentrations of credit by type are set forth in Note 5. Standby letters of credit were granted primarily to commercial borrowers.


NOTE 18 SEGMENT INFORMATION

Luxemburg Bancshares, Inc., through a branch network of its subsidiary, Bank of Luxemburg, provides a full range of consumer and commercial banking services to individuals, businesses, and farms in northeastern Wisconsin. These services include demand, time, and savings deposits; safe deposit services; credit cards; notary services; night depository; money orders, traveler's checks, and cashier's checks; savings bonds; secured and unsecured consumer, commercial, and real estate loans; ATM processing; cash management; and financial planning.

While the Company's chief decision makers monitor the revenue streams of various Company products and services, operations are managed and financial performance is evaluated on a Company wide basis. Accordingly, all of the Company's banking operations are considered by management to be aggregated in one reportable operating segment.


NOTE 19 REGULATORY MATTERS

At December 31, 1998, Bank of Luxemburg could have paid approximately $2,239,000 of additional dividends to the Company without prior regulatory approval. The payment of dividends is subject to the statutes governing state chartered banks and may be further limited because of the need for the Bank to maintain capital ratios satisfactory to applicable regulatory agencies.

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory--and possibly additional discretionary--actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. Management believes, as of December 31, 1998, that the Bank meets all capital adequacy requirements to which it is subject.

                                     LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 19 REGULATORY MATTERS (Continued)

As of December 31, 1998 and 1997, the most recent notification from the Office of the Commissioner of Banking categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios of 8.0%, 4.0%, and 4.0%, respectively. There are no conditions or events since that notification that management believes have changed the institution's category.

The Bank's actual and regulatory capital amounts and ratios are as follows:

                                                                                                     TO BE WELL
                                                                                               CAPITALIZED UNDER
                                                                      FOR CAPITAL              PROMP CORRECTIVE
                                       ACTUAL                       ADEQUACY PURPOSES          ACTION PROVISIONS
-----------------------------------------------------------------------------------------------------------------------
                                       AMOUNT            RATIO      AMOUNT      RATIO      AMOUNT              RATIO
-----------------------------------------------------------------------------------------------------------------------
DECEMBER 31, 1998:

Total capital (to risk-
weighted assets)                     $9,657,000       14.60% >=$5,279,000    >=8.0%     >=$6,599,000       >=10.0%
Tier I capital (to risk-
weighted assets)                     $8,884,000       13.50% >=$2,640,000    >=4.0%     >=$3,960,000        >=6.0%
Tier I capital (to average
assets)                              $8,884,000        9.40% >=$3,797,000    >=4.0%     >=$4,746,000        >=5.0%

DECEMBER 31, 1997:

Total capital (to risk-
weighted assets)                     $8,654,000       14.40% >=$4,820,000    >=8.0%     >=$6,024,000       >=10.0%
Tier I capital (to risk-
weighted assets)                     $7,977,000       13.20% >=$2,410,000    >=4.0%     >=$3,615,000        >=6.0%
Tier I capital (to average
assets)                              $7,977,000        9.70% >=$3,627,000    >=4.0%     >=$4,084,000        >=5.0%



NOTE 20 FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value estimates, methods, and assumptions for the Company's financial instruments are summarized below.

Cash and Cash Equivalents - The carrying values approximate the fair values for these assets.

Investment Securities Available for Sale - Fair value is based on quoted market prices where available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

                                     LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 20 FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Loans Receivable and Loans Held for Sale - For certain homogeneous categories of loans, such as fixed-rate residential mortgages, fair value is estimated using the quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings. The carrying amount of accrued interest approximates its fair value. Impaired loans are measured at the estimated fair value of the expected future cash flows at the loan's effective interest rate, the loan's observable market price, or the fair value of the collateral for loans which are collateral dependent. Therefore, the carrying value of impaired loans approximates the estimated fair value for these assets.

Other Investments - The carrying amount reported in the consolidated balance sheets for other investments approximates the fair value of these assets.

Deposits - The fair value of deposits with no stated maturity, such as demand deposits, savings, and money market accounts, is the amount payable on demand on the reporting date. The fair value of fixed-rate time deposits is calculated using discounted cash flows applying interest rates currently being offered on similar certificates.

Short-Term Borrowings and Borrowed Funds - The carrying amount reported in the consolidated balance sheets for short-term borrowings and borrowed funds approximates the fair value of the liabilities.

Off-Balance-Sheet Instruments - The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the current interest rates, and the present creditworthiness of the counterparties. Since this amount is immaterial, no amounts for fair value are presented.

The carrying value and estimated fair value of financial instruments at December 31, 1998 and 1997, were as follows:

                                                            1998                                 1997
  -----------------------------------------------------------------------------------------------------------------
                                                                ESTIMATED FAIR                       ESTIMATED FAIR
                                             CARRYING VALUE         VALUE           CARRYING VALUE       VALUE
  -----------------------------------------------------------------------------------------------------------------
  Financial assets:
  Cash and cash equivalents                    $12,320,851        $12,320,851        $5,132,708         $5,132,708
  Investment securities
  available for sale                            18,064,562         18,064,562        14,113,429         14,113,429
  Total loans - Net                             63,279,132         64,415,194        60,227,880         60,975,986
  Other investments                                276,050            276,050           253,050            253,050
  -----------------------------------------------------------------------------------------------------------------
  Total financial assets                       $93,940,595        $95,076,657       $79,727,067        $80,475,173

  Financial liabilities:
  Deposits                                     $87,312,167        $87,826,118       $72,646,367        $72,800,822
  Short-term borrowings                             79,574             79,574           640,002            640,002
  Borrowed funds                                    78,031             78,031           632,828            632,828
  -----------------------------------------------------------------------------------------------------------------
  Total financial liabilities                  $87,469,772        $87,983,723       $73,919,197        $74,073,652
  =================================================================================================================

                                     LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 20 FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Limitations - Fair value estimates are made at a specific point in time based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular instrument. Because no market exists for a significant portion of the Company's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters that could affect the estimates. Fair value estimates are based on existing on- and off-balance-sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Deposits with no stated maturities are defined as having a fair value equivalent to the amount payable on demand. This prohibits adjusting fair value derived from retaining those deposits for an expected future period of time. This component, commonly referred to as a deposit base intangible, is neither considered in the above amounts nor is it recorded as an intangible asset on the balance sheet. Significant assets and liabilities that are not considered financial assets and liabilities include premises and equipment. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.

                                     LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21 PARENT COMPANY ONLY FINANCIAL STATEMENTS


                                                                                      BALANCE SHEETS
                                                                          December 31, 1998 and 1997

                                    Assets                        1998                  1997
---------------------------------------------------------------------------------------------------
Cash                                                                 $3,618                $49,238
Premises and equipment                                              361,043                381,776
Investment in subsidiaries                                        9,135,401              8,188,105
Other                                                                16,600                 20,921
---------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                      9,516,662              8,640,040

                        Liabilities and Stockholders' Equity
---------------------------------------------------------------------------------------------------
Borrowed funds                                                      $24,787                $55,981
Other liabilities                                                    35,442                 55,183
Total stockholders' equity                                        9,456,433              8,528,876
---------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $9,516,662             $8,640,040
===================================================================================================

                                                                                STATEMENTS OF INCOME
                                                              Years Ended December 31, 1998 and 1997

                                                                  1998                  1997
---------------------------------------------------------------------------------------------------
Dividends from subsidiaries                                        $216,300               $459,600
Undistributed equity in earnings of subsidiaries                    847,072                479,740
Other operating income                                              174,000                 97,339
---------------------------------------------------------------------------------------------------
      Total income                                                1,237,372              1,036,679

Operating expenses                                                  167,325                121,033
Interest expense                                                      6,399                  8,602
---------------------------------------------------------------------------------------------------
      Total expenses                                                173,724                129,635
---------------------------------------------------------------------------------------------------
Income before provision (credit) for income taxes                 1,063,648                907,044
Provision (credit) for income taxes                                     119                -12,697
---------------------------------------------------------------------------------------------------
Net income                                                       $1,063,529               $919,741
===================================================================================================

                                     LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


 NOTE 21    PARENT COMPANY ONLY FINANCIAL STATEMENTS (Continued)


                                                                                                          STATEMENTS OF CASH FLOWS
                                                                                            Years Ended December 31, 1998 and 1997

                                                                                               1998                  1997
  -------------------------------------------------------------------------------------------------------------------------------
           Cash flows from operating activities:
             Net income                                                                           $1,063,529            $919,741

             Adjustments to reconcile net income to net cash provided by operating activities:
                 Depreciation                                                                         85,177              55,092
                 Accretion                                                                                 0              (1,339)
                 Employee stock bonuses                                                                    0              25,604
                 Undistributed earnings of subsidiary                                               (847,072)           (479,740)
                 Provision for deferred taxes                                                          8,699                   0
                 Change in other operating assets                                                     (4,378)            (20,921)
                 Change in other liabilities                                                         (19,741)             (3,026)

                      Total adjustments                                                             (777,315)           (424,330)

             Net cash provided by operating activities                                               286,214             495,411
             -------------------------------------------------------------------------------------------------------------------
             Net cash used in investing activities - Capital expenditures                            (64,444)           (213,812)
             -------------------------------------------------------------------------------------------------------------------
             Cash flows from financing activities:
                 Principal payments on borrowed funds and capital lease
                 obligations                                                                         (31,194)            (45,400)
                 Dividends paid                                                                     (236,196)           (206,593)
             -------------------------------------------------------------------------------------------------------------------
             Net cash used in financing activities                                                  (267,390)           (251,993)
           ---------------------------------------------------------------------------------------------------------------------
           Net increase (decrease) in cash                                                           (45,620)             29,606
           Cash at beginning                                                                          49,238              19,632
           ---------------------------------------------------------------------------------------------------------------------
           Cash at end                                                                                 3,618              49,238
           =====================================================================================================================
           Supplemental Information:

           Cash paid during the year for interest                                                      6,575               8,767
           =====================================================================================================================

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         This item is not applicable.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; COMPLIANCE WITH
         SECTION 16(A) OF THE EXCHANGE ACT.

    Information called for by Item 9 is contained under "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's Proxy Statement, dated March 25, 1999 with respect to the Annual Meeting of Shareholders to be held on April 24, 1999 to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 and which is incorporated herein by reference in response to this item.

    Reference is also made to "Executive Officers Of The Registrant" included at the end of Part I of this Form 10-KSB in partial response to Item 9.

ITEM 10. EXECUTIVE COMPENSATION.

    The information appearing under "Director Compensation" and " Executive Compensation" of the Company's Proxy Statement dated March 25, 1999 is incorporated herein by reference in response to this item.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The information appearing under "Beneficial Ownership of Principal Shareholders, Directors and Management" of the Company's Proxy Statement dated March 25, 1999 is incorporated herein by reference in response to this item.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The information appearing under "Related Transactions" of the Company's Proxy Statement dated March 25, 1999 is incorporated herein by reference in response to this item.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

    No reports on Form 8-K were filed during the last quarter of fiscal 1998.

         INDEX TO EXHIBITS

     EXHIBIT NO.                          DESCRIPTION

         3.1           Articles of Incorporation, incorporated herein by
                        reference to Exhibit 3(i) of the Company's Quarterly Report on Form 10-QSB for the Quarter Ended June 30, 1998

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

                                                  LUXEMBURG BANCSHARES, INC.


Date:  March 10, 1999                             By:  /s/ John Slatky
                                                           --------------------------------------------------------
                                                           John Slatky
                                                           President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 10, 1999.



By:  /s/ John Slatky
    -----------------------------------------
    John A. Slatky                                         President and Chief Executive Officer and
                                                           a Director


By:  /s/ Thomas L. Lepinski
    -----------------------------------------
    Thomas L. Lepinski, C. P. A.                           Treasurer, Chief Financial Officer and
                                                           Chief Accounting Officer

By:  /s/ Irvin G. Vincent
    -----------------------------------------
    Irvin G. Vincent                                       Chairman of the Board of Directors


By:
    -----------------------------------------
    Willard Marchant                                       Director


By:
    -----------------------------------------
    Thomas J. Rueckl                                       Director


By:  /s/ James J. Jadin
    -----------------------------------------
    James J. Jadin                                         Director


By:  /s/ Ronald A. Ledvina
    -----------------------------------------
    Ronald A. Ledvina                                      Director


By:
    -----------------------------------------
    Richard L. Dougherty                                   Director


By:  /s/ Donald E. Pritzl
    -----------------------------------------
    Donald E. Pritzl                                       Director