Form 10QSB
period 1999-03-31
LUXEMBURG BANCSHARES INC
filed 1999-05-13
CIK 1037265

U. S. SECURITIES AND EXCHANGE COMMISSION
                Washington. D. C. 20549

                      Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 1999.
[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
      For the transition period from _____________ to _____________.

            Commission file number 0-22471

              Luxemburg Bancshares, Inc.
 (Exact name of small business issuer as specified in its charter)

               Wisconsin
     (State or other jurisdiction of
     incorporation or organization)

              39-1457904
    (I.R.S. Employer Identification No.)

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

State the number of shares outstanding of each issuer's classes of common equity, as of May 11, 1999:
           243,501 shares were outstanding.

Transitional Small Business Disclosure Format (checkone):  Yes [ ]   No [X]

              LUXEMBURG BANCSHARES, INC.

                         INDEX

                                                      Page No.
  PART I - FINANCIAL INFORMATION

  Consolidated Balance Sheets - March
  31, 1999 and December 31, 1998                           3

  Consolidated Statements of Income -
  Three Months Ended March 31, 1999 and 1998               4

  Consolidated Condensed Statements of Changes
  in Stockholders' Equity - Three Months Ended
  March 31, 1999 and 1998                                   5

  Consolidated Statements of Cash Flow -
  Three Months Ended March 31, 1999 and 1998                6

  Notes to Consolidated Financial Statements            7 - 8

  Management's Discussion and Analysis of
  Financial Condition and Results of Operations         9 - 13

  PART II - OTHER INFORMATION

  Item 6 - Exhibits and Reports on Form 8-K                 14

  SIGNATURES                                                14

            PART I - FINANCIAL INFORMATION
      LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES
       CONSOLIDATED BALANCE SHEETS - (UNAUDITED)
         March 31, 1999 and December 31,  1998

                        ASSETS


                                       1999          1998
Cash and due from banks              $ 1,984,701   $ 2,931,179
Interest-bearing deposits                967,974       907,672
Federal funds sold                     5,521,000     8,482,000

     Cash and cash equivalents         8,473,675    12,320,851

Investment securities available for   20,842,417    18,064,562
sale-Stated at fair value

Total loans                           63,953,357    64,052,248
     Allowance for credit losses        (793,976)     (773,116)

Net loans                             63,159,381    63,279,132
Premises and equipment                 2,555,610     1,779,477
Other investments at cost                276,050       276,050
Other assets                           2,353,728     2,250,553

TOTAL ASSETS                        $ 97,660,861  $ 97,970,625


         LIABILITIES AND STOCKHOLDERS' EQUITY


                                        1999           1998
LIABILITIES:

Non-interest-bearing deposits        $ 10,928,591   $ 10,758,991
Interest-bearing deposits              75,716,086     76,553,176

Total deposits                         86,644,677     87,312,167

Short-term borrowings                      97,361         79,574
Borrowed funds                             63,702         78,031
Other liabilities                       1,200,168      1,044,420

     Total liabilities                 88,005,908     88,514,192

STOCKHOLDERS' EQUITY:

Common stock- $1.00 par value:
     Authorized - 2,400,000 shares,        270,500        270,500
     Issued - 270,500 shares
Capital surplus                          3,206,510      3,206,510
Retained earnings                        6,395,128      6,120,354
Accumulated other comprehensive income
                                           127,165        203,419
Less - 26,999 shares of treasury
 common stock, at cost                    (344,350)      (344,350)

     Total stockholders' equity
                                          9,654,953      9,456,433

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                 $ 97,660,861   $ 97,970,625

   See accompanying notes to consolidated financial statements.

               LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME
                            (UNAUDITED)

                                        Three Months Ended March 31,


                                            1999          1998
INTEREST INCOME:

Interest and fees on loans               $ 1,388,410    $ 1,347,699
Interest on investment securities:
     Taxable                                 203,863        174,381
     Tax-Exempt                               65,189         45,083
Other interest and dividend income            86,759         35,716

     Total interest income                 1,744,221      1,602,879

INTEREST EXPENSE:

Deposits                                     888,110         755,525
Short-term borrowings                          1,543           3,033
Borrowed funds                                 1,975          11,201

     Total interest expense                  891,628         769,759

Net interest income                          852,593         833,120
Provision for credit losses                   30,000          37,500

Net interest income after
provision for credit losses                  822,593         795,620

OTHER INCOME:

Service charges on deposit accounts           50,393          42,674
Mortgage underwriting fees-Secondary market   12,354          75,004
Loan servicing fee income                     29,422          17,022
Other operating income                       164,024         171,483

     Total other income                      256,193         306,183

OPERATING EXPENSES:

Salaries and related benefits                395,165         398,280
Net occupancy expense                         51,302          44,409
Equipment rentals,                            79,114          75,793
depreciation, and maintenance
Data processing                               32,637          27,282
Other operating expenses                     147,953         150,946

     Total operating expenses                706,171         696,710

Income before provision for income taxes     372,615         405,093
Provision for income taxes                    97,841         123,321

Net income                                 $ 274,774       $ 281,772

Basic earnings per common share                $1.13           $1.16

   See accompanying notes to consolidated financial statements.

      LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES
         CONSOLIDATED CONDENSED STATEMENTS OF
            CHANGES IN STOCKHOLDERS' EQUITY
                      (UNAUDITED)
      Three Months Ended March 31, 1998 and 1997

                                Three Months Ended       Three Months Ended
                                March 31, 1999           March 31, 1998
                                Shares    Equity Total   Shares   Equity Total
Balance-Beginning of period     243,501   $ 9,456,433    243,501  $ 8,528,876

Comprehensive income:
  Net Income                                  274,774                 281,772
  Other comprehensive income -
  Change in net unrealized gain
  (loss) on securities available
  for sale                                    -76,254                  12,202

Total comprhensive income                     198,520                 293,974

Balance - End of period         243,501   $ 9,654,953     243,051 $ 8,822,850

See accompanying notes to consolidated financial statements.

      LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CASH FLOW
                      (UNAUDITED)
      Three Months Ended March 31, 1999 and 1998


                                                 1999            1998
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                     $ 274,774        $ 281,772
Adjustments to reconcile net income to
 net cash provided by operating activities:
    Depreciation and amortization                 78,428           77,267
    Accretion of discounts on securities         ( 5,659)         ( 8,624)
    Amortization of premiums on securities         6,482            2,900
    Provision for credit losses                   30,000           37,500
    Gain on sale of other real estate                                (164)
    Provision for deferred taxes                  (2,496)         (12,054)
    Change in other operating assets            (103,596)        (107,311)
    Change in other operating liabilities        153,254          167,492

      Total adjustments
                                                 156,413          157,006

Net cash provided by operating activities        431,187          438,778

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from maturities of                1,902,860          742,533
     securities available for sale
    Purchase of securities available for sale (4,760,652)      (1,275,625)
    Net decrease in loans                         89,751        3,248,939
    Purchase of additional life insurance        (29,831)         (17,300)
    Proceeds from sale of other real estate       31,652           15,164
    Capital expenditures                        (848,111)         (67,534)

Net cash provided by (used in)                (3,614,331)       2,646,177
investing activities

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net decrease in deposits                    (667,490)      (1,390,097)
    Net increase (decrease) in short-             17,787         (384,187)
     term borrowings
    Principal payments on borrowed funds         (14,329)         (13,342)

Net cash used in financing activities           (664,032)      (1,787,626)

Net increase (decrease) in cash and           (3,847,176)       1,297,329
cash equivalents
Cash and cash equivalents at beginning        12,320,851        5,132,708

Cash and cash equivalents at end             $ 8,473,675      $ 6,430,037

Supplemental information:

Cash paid during the period for:
    Interest                                   $ 878,352        $ 788,128
    Income taxes                               $  16,491         $ 25,115


   See accompanying notes to consolidated financial statements

      LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (UNAUDITED)

The consolidated financial statements for interim periods are unaudited; however, in the opinion of the management of Luxemburg Bancshares, Inc. ("Company"), all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation have been included. Refer to the Notes to Consolidated
Financial Statements which appear in the Company's Form
10-KSB for the Fiscal Year ended December 31, 1998 for the Company's accounting policies which are pertinent to these financial statements.

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

Earnings per common share are based upon the weighted average number of common shares outstanding. The weighted average number of shares outstanding was 243,501 in 1999 and 1998. The basic and diluted earnings per share are the same for 1999 and 1998.

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

                                       Notional Amount
                              March 31, 1999     December 31, 1998

Commitments to extend credit      $5,466,000      $4,545,000
Credit card arrangements             973,000         561,000
Standby letters of credit            738,000         132,000

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

      LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (UNAUDITED)

NOTE 3: ACCOUNTING CHANGES

Future Accounting Change - In June, 1998, the Financial
Accounting Standards Board (FASB) issued Statement of
Financial Accounting Standards (SFAS) No. 133,
"Accounting for Derivative Instruments and Hedging
Activities." This statement established accounting and reporting standards for derivative instruments and for hedging activities. This statement requires an entity to recognize all derivative instruments and for hedging activities. This statement requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. This statement is effective for fiscal years beginning after June 15, 1999. Management, at this time cannot determine the effect adoption of this statement may have on the consolidated financial statements of the Company as the accounting for derivatives is dependent on the amount and nature of derivatives in place at the time of adoption.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS
      LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES


SELECTED QUARTERLY FINANCIAL DATA

                                         Three Months Ended March 31,
                                              1999          1998

Net Earnings                                $ 274,774      $ 281,772
Average Consolidated Balance Sheet Items:
   Loans                                   61,314,210     57,750,541
   Taxable Investment                      13,048,984     10,640,118
   Fed Funds Sold                           6,765,478      2,011,958
   Municipal Loans & Investments            8,562,339      5,264,214
   Other Earning Assets                     1,245,899        545,337
      Total Earning Assets                 90,936,910     76,212,168
   Total Assets                            97,431,547     81,840,730
   Deposits                                86,441,725     72,097,514
   Shareholders' Equity                     9,601,636      8,729,091

Key Ratios:
   Average Equity to Average Total Assets       9.85%         10.67%
   Return on Average Total Assets               1.13%          1.38%
   Return on Average Equity                    11.45%         12.91%
   Net Interest Margin                          3.83%          4.43%


NET INTEREST INCOME

Net interest income, the principle source of earnings, is the amount by which interest generated by earning assets exceeds the interest costs of liabilities obtained to fund them. As shown below, net interest income has increased $19,473 or 2.34% to $852,593 for the three months ended March 31, 1999 from $833,120 for the three months ended March 31, 1998. The increase in net interest income is due to bank growth. As noted above, average assets for the three months ended March
31, 1999 were $97,431,547 compared to average assets for the three months ended March 31, 1998 of $81,840,730.


                                       Three Months Ended March 31,
                                         1999          1998
Interest Income                        $ 1,744,221   $ 1,602,879
Interest Expense                           891,628       769,759
Net Interest Income                    $   852,593   $   833,120

Net Interest Margin                          3.80%         4.43%


RATE/VOLUME ANALYSIS

The impact of changes in volume and interest rates on net interest income for the three months ended March
31, 1999 is illustrated in the following table:

Three Months Ended March 31, 1999 Compared to Three Months Ended
March 31, 1998.

                             Increase (Decrease) in Net Interest Income
                         Net Change   Due To Rate       Due To Volume
Interest Income           $ 141,342    $ (77,912)           $ 219,254
Interest Expense            121,869      (29,313)             151,182
Net Interest Income       $  19,473    $ (48,600)           $  68,073

Interest rates on the Bank's earning assets and interest bearing liabilities were generally lower for the three months ended March 31, 1999 compared to the three months ended March 31, 1998. However, earning assets increased to $90,936,910 for the three months ended March 31, 1999 from $76,212,168 for the three months ended March 31, 1998. Interest bearing liabilities increased $12,536,857 or 19.42% to $77,106,358 for the three months ended March 31, 1999 compared to $64,569,501 for the three months ended
March 31, 1998.

OPERATING RESULTS

Net income for the three months ended March 31, 1999, was $274,774 compared to $281,772 for the three months ended March 31, 1998. The decrease of $6,998 reflects the lower interest rate margin and increased net occupancy expense of $6,893 for the construction of the new branch office. The increase in interest income of $19,473 for the three months ended March 31, 1999, compared to the three months ended March 31, 1998, and is discussed in "Net Interest Income" and "Rate/Volume
Analysis" elsewhere in this report. Mortgage underwriting fees - Secondary market decreased $62,650 to $12,354 for the three months ended March 31, 1999, compared to $75,004 for the three months ended March
31, 1998. This decrease is primarily due to decreased volume as for the three months ended March 31, 1999, the Company originated $1,766,200 of loans for the secondary market compared to $5,220,200 for the three months ended March 31, 1998.

Total operating expenses increased a modest $9,461 or
1.36% from $696,710 for the three months ended March
31, 1998 to $706,171 for the three months ended March
31, 1999.   Salaries and related benefits decreased
$3,115 or 0.78% to $395,165 for the three months ended
March 31, 1999 compared to $398,280 for the three
months ended March 31, 1998. Net occupancy expense
increased $6,893 to $51,302 for the three months ended
March 31, 1999 compared to $44,409 for the three months
ended March 31, 1998.  Of the estimated $1,400,000 for
the cost of the new office in Casco, WI., $1,160,438
was paid since the construction began in the fourth
quarter of 1998.   Equipment rentals, depreciation, and
maintenance for the three months ended March 31, 1999 increased $3,321 or 4.38% to $79,114 compared to $75,793 for the three months ended March 31, 1998.
Finally, other operating expenses for the three months ended March 31, 1998 deceased $2,993 or 1.98% to
$147,953 from $150,946 for the three months ended March
31, 1997.

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

                                   Percent Completed
                    1) Awareness             100%
                    2) Assessment            100%
                    3) Renovation             90%
                    4) Validation             75%
                    5) Implementation         25%

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

The Company spent approximately $30,000 in 1998 on Year
2000 renovation and testing. The Technology Committee of the Bank of Luxemburg has budgeted $20,000.00 for technology improvements for 1999, a portion which may be required for consulting and technical assistance in testing of information and non-information systems.
During the three months ended March 31, 1999 $2,324 was spent for year 2000 related issues.

ALLOWANCE FOR LOAN LOSSES

The amount charged to the provision for loan losses by the Bank is based on management's evaluation as to the amounts required to maintain an allowance adequate to provide for potential losses inherent in the loan portfolio. The level of this allowance is dependent upon the total amount of past due and non-performing loans, general economic conditions and management's assessment of potential losses based upon internal credit evaluations of the loan portfolio and particular loans. In 1999 the Bank management allocated the allowance based on an assigned risk factor for each category of loans and adjusting the allocation by potential losses of individual loans. The Bank's credit customers are subject to potential losses as a result of Year 2000 exposure in their own computer systems as well as the computer systems of their suppliers and customers. The Bank is working with those customers that may be significantly affected by the Year 2000 exposure. The exposure, if not adequately addressed, will be taken into account in assessing the loss potential, if any, associated with each credit relationship. Loans are entirely to borrowers in Northeast Wisconsin.

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

At March 31, 1999 and 1998 the Company did not have any loans past due 90 days or more that were still accruing interest. At March 31, 1999 and 1998 the Company did not have any loans that meet the definition of "Troubled Debt Restructuring". In addition, there were no loans considered to be impaired. The Bank had $316,000 of nonaccrual loans at March 31, 1999 and $238,000 of nonaccrual loans at March 31, 1998.

During the three months ended March 31, 1999, $30,000 was charged to the provision for loan losses compared to $37,500 for the three months ended March 31, 1998.
At March 31, 1999 the allowance was $794,000 or 1.23% of total loans. This compares to an allowance of $704,000 or 1.22% of total loans as of March 31, 1998.
For the three months ended March 31, 1999 the Bank had net charge-offs of $9,000 compared to net charge-offs of $11,000 for the three months ended March 31, 1998.

The following table summarizes loan charge-offs and
recoveries by type of loan for the three months ended
March 31, 1999 and 1998:
    Loan Type                March 31, 1999          March 31, 1998
                         Charge-Off   Recovery     Charge-Off  Recovery

Real Estate                $    0     $    0        $    0     $    0
Commercial and Industrial       0          0             0          0
Agricultural                    0      3,000             0          0
Consumer                   13,000      1,000        18,000      7,000

TOTALS                   $ 13,000    $ 4,000       $18,000     $7,000

The Bank has allocated its allowance for credit losses
at the end of each period presented as follows:
                                     March 31, 1999     March 31, 1998

                                           % of              % of
                                           loans             loans
Balance at End of Period                     to                to
Applicable to:                              total             total
                                 Amount     Loans   Amount    Loans
Commercial and agricultural    $456,738      59%    $10,000    50%
Real Estate-construction         32,813       4%                5%
Real Estate-mortgage             65,650      21%      5,000    34%
Consumer                        121,563      16%     38,500    11%

Total Domestic                  676,763     100%     53,500   100%

Unallocated                      117,23             650,500

TOTALS                        $ 793,976     100%  $ 704,000   100%


LIQUIDITY AND INTEREST RATE SENSITIVITY

The Company must maintain an adequate liquidity position in order to respond to the short-term demand for funds caused by withdrawals from deposit accounts, extensions of credit and for the payment of operating expenses. Maintaining this position of adequate liquidity is accomplished through the management of a combination of liquid assets; those which can be converted into cash and access to additional sources of funds. Primary liquid assets of the Company are cash and due from banks, federal funds sold, investments held as "available for sale" and maturing loans.
Federal funds purchased and loans from the Federal Home
Loan Bank system represent the Company's primary source of immediate liquidity and were maintained at a level to meet immediate needs. Federal Funds Sold averaged approximately $6,765,000 and $2,012,000 for the three months ended March 31, 1999 and 1998, respectively.
Maturities in the Company's loan and investment portfolios are monitored regularly to avoid matching short-term deposits with long-term loans and investments. Other assets and liabilities are also monitored to provide the proper balance between liquidity, safety, and profitability. This monitoring process must be continuous due to the constant flow of cash that is inherent in a financial institution.

The Company actively manages its interest rate sensitive assets and liabilities to reduce the impact of interest rate fluctuations. In addition, the Bank monitors the interest rates paid on Certificates of Deposit as advertised by its competitors and strives to pay competitive interest rates to retain and attract
Certificates of Deposit. Should competitive pressures dictate, the Bank may have to increase rates paid to retain the Certificates of the Deposit that mature in the next year and any increase in interest rates paid on Certificates of Deposit may reduce future Company earnings. The Bank also monitors the assets and liabilities that reprice each month to determine the impact on future earnings from anticipated repricings.
At March 31, 1999 the Company's rate sensitive liabilities exceed rate sensitive assets due within one year by $3,937,000.

As part of managing liquidity, the Company monitors its loan to deposit ratio on a daily basis. At March 31, 1999 the ratio was 75.5% which is within the Company's acceptable range.

The Company experienced a decrease in cash and cash equivalents, its primary source of liquidity, of $3,847,176 for the three months ended March 31, 1999.
The primary source of cash flow for the three months ended March 31, 1999 was cash provided by operating activities of $431,187. Cash outflow for the three months ended March 31, 1999 primarily consisted of the following: Net security purchases of $2,857,800, a decrease in deposits of $667,490 and an increase in capital expenditures of $848,111. Even though the Company experienced a decrease in loans and deposits in the first quarter of 1999, the Company's management believes its liquidity sources are adequate to meet its operating needs and does not know of any trends, events or uncertainties that may result in a significant adverse effect on the Company's operations or liquidity position.

The Company has commenced a stock offering for up to 25,000 shares of stock at $44.00 a share. The Bank intends to use the net proceeds to replenish short term investments that we liquidated in order to pay for the acquisition and construction of our new Casco branch.

The following table illustrates the projected maturities and the repricing mechanisms of the major asset/liability categories of the Company as of March
31, 1999, based on certain assumptions. No prepayment rate assumptions have been made for the loan portfolio.
Maturities and repricing dates for investments have been projected by applying the assumptions set forth below to contractual maturities and repricing dates.

                              1 Year      1 - 5      5 - 10     After 10
                             or Less      Years      Years        Years

Interest Earning
Assets:
   Fed Funds Sold         $ 5,521,000
   Investment Securities  $ 4,499,000  $ 7,366,000 $ 7,269,000  $ 1,708,000
   Loans
      Variable Rate       $ 9,445,000
      Real Estate-
       Construction       $ 2,625,000
      Real Estate-Other   $ 5,610,000  $ 8,046,000 $   101,000  $   171,000
      Commercial and
       Industrial         $10,219,000  $12,186,000 $   273,000  $ 1,025,000
      Agricultural        $ 3,553,000  $ 2,505,000 $   110,000  $   559,000
      Consumer            $ 2,518,000  $ 7,210,000 $   445,000  $   157,000
   Other                  $ 1,246,000          -0-         -0-          -0-

Total Interest Earning    $45,236,000  $37,313,000  $ 8,198,000 $ 3,620,000
 Assets

Interest Bearing Liabilities:
  Interest Bearing Demand                                        $ 5,332,000
   Savings Deposits       $ 5,707,000                            $13,316,000
   Money Market Accounts  $ 1,104,000                            $ 3,097,000
   Certificates of        $33,824,000  $ 4,648,000
     Deposit
   Jumbo CD's             $ 3,880,000  $   675,000
   IRA's                  $ 4,400,000  $   181,000
   Other                  $   258,000  $    18,000          -0-        -0-

Total Interest            $49,173,000  $ 5,522,000          -0-  $21,745,000
 Bearing Liabilities

Interest Sensitivity      $(3,937,000  $31,791,000  $ 8,208,000  ($18,125,000)
Gap per Period

Cumulative Interest       $(3,937,000) $27,854,000  $36,062,000   $17,937,000
Sensitivity Gap

Interest Sensitivity       (4.2%)         33.77%          8.7%      (19.2%)
Gap as a Percentage
of Earning Assets

Cumulative Sensitivity Gap (4.2%)         29.5%          38.2%        19.0%
as a Percentage of Earning
Assets

              PART II - OTHER INFORMATION

Item 6.     Exhibits and reports on Form 8-K

            (a) Exhibits
              10.1 1999 Director Stock Purchase Plan
              27  Financial Data Schedule

            (b) Reports on Form 8-K

        During the quarter ended March 31, 1999, the registrant did not file any reports on Form 8-K.


                      SIGNATURES

Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                 LUXEMBURG BANCSHARES,INC.
                                 (Registrant)


                                  /s/John A. Slatky
                                  -----------------
                                  John  A. Slatky
                                  President and Chief Executive Officer and
                                  Acting Principal Financial and Accounting
                                  Officer


                                  Date May 12, 1999