Form 10QSB
period 1999-06-30
LUXEMBURG BANCSHARES INC
filed 1999-08-16
CIK 1037265

1


       U. S. SECURITIES AND EXCHANGE COMMISSION
                Washington. D. C. 20549

                      Form 10-QSB

(Mark One)

[ X ]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
       THE  SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended June 30, 1999.
[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
       EXCHANGE ACT
       For the transition period from _______________ to _______________.

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

State the number of shares outstanding of each issuer's classes of common equity, as of August 6, 1999:
           268,501 shares were outstanding.

Transitional Small Business Disclosure Format (check one):
  Yes  [     ]   No  [ X ]

              LUXEMBURG BANCSHARES, INC.

                         INDEX

                                                             Page No.
  PART I - FINANCIAL INFORMATION

  Consolidated Balance Sheets - June 30, 1999 and
  December 31, 1998                                                3

  Consolidated Statements of Income -
  Six Months Ended June 30, 1999 and 1998                          4

  Consolidated Condensed Statements of
  Changes in Stockholders' Equity - Six Months
  Ended June 30, 1999 and 1998                                     5

  Consolidated Statements of Cash Flow -
  Six Months Ended June 30, 1999 and 1998                          6

  Notes to Consolidated Financial Statements                   7 - 8

  Management's Discussion and Analysis
  of Financial Condition and Results of Operations             9 - 15

  PART II - OTHER INFORMATION

  Item 4 - Submission of Matters to a Vote of Security Holders     16

  Item 6 - Exhibits and Reports on Form 8-K                        16

  SIGNATURES                                                       16

            PART I - FINANCIAL INFORMATION
      LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES
       CONSOLIDATED BALANCE SHEETS - (UNAUDITED)
         June 30, 1999 and December 31,  1998

                        ASSETS


                                                  1999           1998
Cash and due from banks                       $ 3,276,464    $ 2,931,179
Interest-bearing deposits                         262,963        907,672
Federal funds sold                                      0      8,482,000

     Cash and cash equivalents                  3,539,427     12,320,851

Investment securities available for
sale-Stated at fair value                      19,044,069     18,064,562

Total loans                                    72,814,030     64,052,248
     Allowance for credit losses                 (817,614)      (773,116)

Net loans                                      71,996,416     63,279,132
Premises and equipment                          2,906,364      1,779,477
Other investments at cost                         318,550        276,050
Other assets                                    2,418,250      2,250,553

TOTAL ASSETS                                $ 100,223,076   $ 97,970,625


         LIABILITIES AND STOCKHOLDERS' EQUITY


                                                  1999            1998
LIABILITIES:

Non-interest-bearing deposits                $ 10,978,796   $ 10,758,991
Interest-bearing deposits                      76,382,036     76,553,176

Total deposits                                 87,360,832     87,312,167

Short-term borrowings                           2,234,025         79,574
Borrowed funds                                     49,117         78,031
Other liabilities                               1,075,126      1,044,420

     Total liabilities                         90,719,100     88,514,192

STOCKHOLDERS' EQUITY:

Common stock- $1.00 par value:
     Authorized - 2,400,000 shares,
     Issued - 270,500 shares                     270,500          270,500
Capital surplus                                3,206,510        3,206,510
Retained earnings                              6,504,907        6,120,354
Accumulated other comprehensive
  income (loss)                                 (133,591)         203,419
Less - 26,999 shares of treasury
  common stock, at cost                         (344,350)        (344,350)

     Total stockholders' equity                9,503,976        9,456,433

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $100,223,076     $ 97,970,625

   See accompanying notes to consolidated financial statements.

      LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF INCOME - (UNAUDITED)

                                Three Months Ended        Six Months Ended
                                     June 30,                June 30,
                                 1999        1998         1999        1998
INTEREST INCOME:

Interest and fees on loans  $ 1,481,876  $ 1,329,945   $ 2,870,285  $ 2,677,644
Interest on investment
  securities:
     Taxable                    207,930      163,892       411,793      338,273
     Tax-Exempt                  79,089       50,706       144,278       95,789
Other interest and dividend
  income                         21,394       67,042       108,153      102,758

     Total interest income    1,790,289    1,611,585     3,534,509    3,214,464

INTEREST EXPENSE:

Deposits                        874,296      783,214     1,762,406    1,538,739
Short-term borrowings             6,784        2,901         8,327        5,934
Borrowed funds                    1,626       10,936         3,601       22,137

     Total interest expense     882,706      797,051     1,774,334    1,566,810

Net interest income             907,583      814,534     1,760,175    1,647,654
Provision for credit losses      30,000       37,500        60,000       75,000

Net interest income after
provision for credit losses     877,583      777,034     1,700,175    1,572,654

OTHER INCOME:

Service charges on deposit
  accounts                       48,096       50,814        98,489       93,488
Mortgage underwriting fees -
  Secondary market               20,989       58,977        33,343      133,981
Loan servicing fee income        17,665       22,671        47,087       39,693
Other operating income          157,857      164,946       321,880      336,428

     Total other income         244,607      297,408       500,799      603,590

OPERATING EXPENSES:

Salaries and related benefits   413,078      384,401       808,243      782,681
Net occupancy expense            51,583       38,930       102,885       83,339
Equipment rentals,               84,013       74,684       163,127      150,477
depreciation, and maintenance
Data processing                  45,613       30,085        78,250       57,367
Other operating expenses        199,593      170,445       347,546      321,391

     Total operating expenses   793,880      698,545     1,500,051    1,395,255

Income before provision for
  income taxes                  328,310      375,897       700,923      780,989
Provision for income taxes       91,910      113,159       189,751      236,480

Net income                   $  236,400   $  262,738    $  511,172   $  544,509

Basic earnings per common share    $.97        $1.08         $2.10        $2.24

   See accompanying notes to consolidated financial statements.

      LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES
         CONSOLIDATED CONDENSED STATEMENTS OF
     CHANGES IN STOCKHOLDERS' EQUITY - (UNAUDITED)
        Six Months Ended June 30, 1999 and 1998


                                   Six Months Ended        Six Months Ended
                                    June 30, 1999           June 30, 1998
                                Shares   Equity Total   Shares    Equity Total

Balance - Beginning of period   243,501  $ 9,456,433    243,501   $ 8,528,876

Comprehensive income:
   Net Income                                511,172                  544,509
   Other comprehensive income
    - Change in net unrealized
    gain(loss) on  securities
    available for sale                      (337,029)                    (723)

Total comprehensive income                   174,143                  543,786

Dividends paid                              (126,600)                (114,445)

Balance - End of period         243,501   $ 9,503,976    243,501  $ 8,958,217



    See accompanying notes to consolidated financial statements.

      LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES
  CONSOLIDATED STATEMENTS OF CASH FLOW - (UNAUDITED)
        Six Months Ended June 30, 1999 and 1998


                                                      1999          1998
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                        $ 511,172      $ 544,509
Adjustments to reconcile net income to net
 cash provided by operating activities:
    Depreciation and amortization                   165,692        154,783
    Accretion of discounts on securities           ( 10,963)       (16,602)
    Amortization of premiums on securities           11,714          5,433
    Provision for credit losses                      60,000         75,000
    Gain on sale of other real estate                     0           (164)
    Provision for deferred taxes                          0        (23,324)
    Change in other operating assets               (156,858)      (140,124)
    Change in other operating liabilities            30,708        220,433

      Total adjustments                             100,293        275,435

Net cash provided by operating activities           611,465        819,944

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities of securities
   available for sale                             5,368,751      1,505,929
  Purchase of securities available for sale      (6,749,039)    (1,690,625)
  Net (increase) decrease in loans               (8,777,284)     2,591,025
  Purchase of additional life insurance             (42,491)       (17,300)
  Proceeds from sale of other real estate            31,652         15,164
  Capital expenditures                           (1,229,580)       (87,072)
  Purchase of other investments                     (22,000)       (42,500)

Net cash provided by (used in) investing
  activities                                    (11,440,491)     2,295,121

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in deposits                48,665        (73,513)
  Net increase (decrease) in short-term
   borrowings                                     2,154,451       (268,595)
  Principal payments on borrowed funds              (28,914)       (26,909)
  Dividends paid                                   (126,600)      (114,445)

Net cash provided by (used in)
  financing activities                            2,047,602       (483,462)

Net increase (decrease) in cash and
  cash equivalents                               (8,781,424)     2,631,603
Cash and cash equivalents at beginning           12,320,851      5,132,708

Cash and cash equivalents at end               $  3,539,427   $  7,764,311

Supplemental information:

Cash paid during the period for:
    Interest                                   $  1,697,613   $  1,484,239
    Income taxes                               $    173,228   $    254,015


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

                                    Notional Amount
                              June 30, 1999   December 31, 1998

Commitments to extend credit      $8,988,000      $4,545,000
Credit card arrangements           1,402,000         561,000
Standby letters of credit            756,000         132,000

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

      LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)

NOTE 3: ACCOUNTING CHANGES

Future Accounting Change - In June, 1998, the Financial
Accounting Standards Board (FASB) issued Statement of
Financial Accounting Standards (SFAS) No. 133,
"Accounting for Derivative Instruments and Hedging
Activities." This statement established accounting and reporting standards for derivative instruments and for hedging activities. This statement requires an entity to recognize all derivative instruments and for hedging activities. This statement requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. This statement is effective for fiscal years beginning after June 15, 2000 as amended.
Management, at this time cannot determine the effect adoption of this statement may have on the consolidated financial statements of the Company as the accounting for derivatives is dependent on the amount and nature of derivatives in place at the time of adoption.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS
      LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES


SELECTED QUARTERLY FINANCIAL DATA

                                  Three Months Ended      Six  Months Ended
                                      June 30,                 June 30,
                                  1999         1998        1999        1998

Net Earnings                    $ 236,400    $ 262,738   $ 511,172   $ 544,509
Average Consolidated
Balance Sheet Items:
   Loans                       66,230,906   56,826,343  63,786,140  57,280,629
   Taxable Investment
    Securities                 13,502,533   10,043,996  13,277,014  10,338,974
   Fed Funds Sold               1,443,649    4,242,374   4,089,862   3,152,346
   Municipal Loans &
    Investments                 9,192,985    5,328,887   8,879,403   5,295,503
   Other Earning Assets           676,607      687,294     959,680     616,805
      Total Earning Assets     91,046,608   77,128,894  90,992,099  76,684,257
   Total Assets                98,556,097   82,923,315  97,997,030  82,401,483
   Deposits                    86,984,883   72,863,043  86,714,930  72,495,066
   Shareholders' Equity         9,777,274    8,898,929   9,689,875   8,814,622

Key Ratios:
   Average Equity to Average
     Total Assets                   9.92%       10.73%      10.20%      10.70%
   Return on Average Total Assets    .96%        1.27%       1.04%       1.32%
   Return on Average Equity         9.67%       11.81%      10.55%      12.35%
   Net Interest Margin              4.00%        4.24%       3.90%       4.33%


NET INTEREST INCOME

Net interest income, the principle source of earnings, is the amount by which interest generated by earning assets exceeds the interest costs of liabilities obtained to fund them. As shown below, net interest income has increased $93,049 or 11.42% to $907,583 for the three months ended June 30, 1999 from $814,534 for the three months ended June 30, 1998. The increase in net interest income is due to bank growth. As noted above, average assets for the three months ended June
30, 1999 were $98,556,097 compared to average assets for the three months ended June 30, 1998 of $82,923,315.


                                         Three Months          Six Months
                                        Ended June 30,        Ended June 30,
                                       1999       1998       1999       1998
Interest Income                    $1,790,289  $1,611,585  $3,534,509 $3,214,464
Interest Expense                      882,706     797,051   1,774,334  1,566,810
Net Interest Income                $  907,583  $  814,534  $1,760,175 $1,647,654

Net Interest Margin                     4.00%       4.24%       3.90%      4.33%


RATE/VOLUME ANALYSIS

The impact of changes in volume and interest rates on net interest income for the three and six months ended
June 30, 1999 is illustrated in the following table:

Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998.

                              Increase (Decrease) in Net Interest Income
                             Net Change   Due To Rate       Due To Volume
Interest Income              $ 178,704    $ (96,118)        $ 274,822
Interest Expense                85,655      (51,234)          136,889
Net Interest Income          $  93,049    $ (44,884)        $ 137,933

Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998.

                              Increase (Decrease) in Net Interest Income
                             Net Change   Due To Rate       Due To Volume
Interest Income              $ 320,045    $ (176,874)       $ 496,919
Interest Expense               207,524       (79,692)         287,216
Net Interest Income          $ 112,521    $  (97,182)       $ 209,703


Interest rates on the Bank's earning assets and interest bearing liabilities were generally lower for the three months and six months ended June 30, 1999 compared to the three months and the six months ended
June 30, 1998.  Earning assets increased 18.66% and
18.04%, respectively, to $90,992,099 for the three months and $91,046,680 for the six months ended June
30, 1999 from $76,684,257 for the three months and $77,128,894 for the six months ended June 30, 1998.
However, interest bearing liabilities increased 19.61% and 19.38% to $86,714,930 for the three months and $867,984,883 for the six months ended June 30, 1999 compared to $72,495,066 for the three months and $72,863,043 for the six months ended June 30, 1998.

OPERATING RESULTS

Net income for the three months ended June 30, 1999, was $236,400 compared to $262,738 for the three months ended June 30, 1998. The decrease of $26,338 reflects the lower interest rate margin and increased net occupancy expense of $12,653 for the construction of the new branch office. The increase in net interest income of $93,049 for the three months ended June 30, 1999, compared to the three months ended June 30, 1998, and is discussed in "Net Interest Income" and "Rate/Volume Analysis" elsewhere in this report.
Mortgage underwriting fees - Secondary market decreased
$37,988 to $20,989 for the three months ended June 30, 1999, compared to $58,977 for the three months ended
June 30, 1998.

Total operating expenses increased a  $95,335 or 13.65%
from $698,545 for the three months ended June 30, 1998
to $793,880 for the three months ended June 30, 1999.
Salaries and related benefits increased $28,677 or
7.46% to $413,078 for the three months ended June 30,
1999 compared to $384,401 for the three months ended
June 30, 1998.   Equipment rentals, depreciation, and
maintenance for the three months ended June 30, 1999 increased $9,329 or 12.49% to $84,013 compared to $74,684 for the three months ended June 30, 1998.
Finally, other operating expenses for the three months ended June 30, 1999 increased $29,148 or
17.10% to $199,593 from $170,445 for the three months ended June 30, 1998.

Net income for the six months ended June 30, 1999, decreased $33,337 or 6.12% to $511,172 from $544,509 for the six months ended June 30, 1998. The increase in net interest income is $112,521 for the six months ended June 30, 1999, compared to the six months ended
June 30, 1998, and is discussed in  "Net Interest
Income" and "Rate/Volume Analysis" elsewhere in this report. Mortgage underwriting fees - Secondary market decreased $86,894 or 67.09% to $47,087 for the six months ended June 30, 1999, compared to $133,981 for the six months ended June 30, 1998. This decrease is primarily due to decreased volume as for the six months ended June 30, 1999, the Company originated less loans for the secondary market compared to the six months ended June 30, 1998.

Operating expenses for the six months ended June 30, 1999 increased $104,796 or 7.0% to $1,500,051 compared to $1,395,255 for the six months ended June 30, 1998.
Salaries and related benefits increased $25,562 or 3.3%
to $808,243 for the six months ended June 30, 1999 compared to $782,681 for the six months ended June 30, 1998. The increase is due to inflationary increases and higher costs for employee benefit programs. Equipment rentals, depreciation, and maintenance for the six months ended June 30, 1999 increased $12,650 or 8.40% to $163,127 compared to $150,477 for the six months ended June 30, 1998. Data processing expense increased
$20,883 or 36.4% from $57,367 for the six months ended
June 30, 1998 to $78,250 for the six months ended June
30, 1999.

A new branch office of the Bank  was opened on May 24, 1999 in Casco, WI.

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

                                   Percent Completed
                    1) Awareness             100%
                    2) Assessment            100%
                    3) Renovation            100%
                    4) Validation             90%
                    5) Implementation         90%

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

The Company spent approximately $30,000 in 1998 on Year
2000 renovation and testing. The Technology Committee of the Bank of Luxemburg has budgeted $20,000.00 for technology improvements for 1999, a portion which may be required for consulting and technical assistance in testing of information and non-information systems.
During the six months ended June 30, 1999 $3,255 was spent for year 2000 related issues.

The Company completed a Y2K Contingency Plan and is in the process of testing the alternative processing systems. The testing should be complete by August 31, 1999. The written plan is being review by Bankers'
Financial Services to provide an independent review of the plan. The Company has alternative resources for additional liquidity and cash reserves for the fourth quarter of 1999, but to date has not noticed any significant reduction in deposits.

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

At June 30, 1999 and 1998 the Company had $0 and
$44,000 in loans past due 90 days or more that were still accruing interest. At June 30, 1999 and 1998 the Company did not have any loans that meet the definition of "Troubled Debt Restructuring". In addition, there were no loans considered to be impaired. The Bank had $245,000 of nonaccrual loans at June 30, 1999 and $217,000 of nonaccrual loans at June 30, 1998.

During the three months ended June 30, 1999, $30,000 was charged to the provision for loan losses compared to $37,500 for the three months ended June 30, 1998. At
June 30, 1999 the allowance was $817,614 or 1.12% of total loans. This compares to an allowance of $794,000 or 1.23% of total loans as of June 30, 1998. For the three months ended June 30, 1999 the Bank had net charge-offs of $7,000 compared to net charge-offs of $21,000 for the three months ended June 30, 1998.

The following table summarizes loan charge-offs and recoveries by type of loan for the three months ended
June 30, 1999 and 1998:

    Loan Type          June 30, 1999           June 30, 1998
                   Charge-Off   Recovery    Charge-Off  Recovery

Real Estate         $      0    $     0      $      0   $     0
Commercial and             0      6,000        13,000     5,000
Agricultural               0          0             0         0
Consumer              14,000      1,000        13,000         0

TOTALS              $ 14,000    $ 7,000       $26,000    $5,000

The following table summarizes loan charge-offs and recoveries by type of loan for the six months ended
June 30, 1999 and 1998:

    Loan Type                     June 30, 1999         June 30, 1998
                             Charge-Off  Recovery    Charge-Off   Recovery

Real Estate                  $      0    $      0    $       0    $      0
Commercial and Industrial           0       6,000       13,000       5,000
Agricultural                        0       3,000            0           0
Consumer                       27,000       2,000       31,000       7,000

TOTALS                       $ 27,000    $ 11,000     $ 44,000     $12,000



The Bank has allocated its allowance for credit losses
at the end of each period presented as follows:
                          June 30, 1999      June 30, 1998

                                         % of loans            % of loans
Balance at End of                         to total              to total
Period Applicable to:           Amount     Loans      Amount     Loans

Commercial and agricultural   $505,282      58%      $  3,000      49%
Real Estate-construction        32,813       4%                     5%
Real Estate-mortgage            76,710      22%                    34%
Consumer                       110,998      16%        34,000      12%

Total Domestic                 725,803     100%        37,000     100%

Unallocated                     91,811                683,000

TOTALS                        $817,614     100%      $720,000     100%


LIQUIDITY AND INTEREST RATE SENSITIVITY

The Company must maintain an adequate liquidity position in order to respond to the short-term demand for funds caused by withdrawals from deposit accounts, extensions of credit and for the payment of operating expenses. Maintaining this position of adequate liquidity is accomplished through the management of a combination of liquid assets; those which can be converted into cash and access to additional sources of funds. Primary liquid assets of the Company are cash and due from banks, federal funds sold, investments held as "available for sale" and maturing loans.
Federal funds purchased and loans from the Federal Home
Loan Bank system represent the Company's primary source of immediate liquidity and were maintained at a level to meet immediate needs. Federal Funds Sold averaged approximately $1,443,649 and $4,242,374 for the three months ended June 30, 1999 and 1998, respectively.
Maturities in the Company's loan and investment portfolios are monitored regularly to avoid matching short-term deposits with long-term loans and investments. Other assets and liabilities are also monitored to provide the proper balance between liquidity, safety, and profitability. This monitoring process must be continuous due to the constant flow of cash that is inherent in a financial institution.

The Company actively manages its interest rate sensitive assets and liabilities to reduce the impact of interest rate fluctuations. In addition, the Bank monitors the interest rates paid on Certificates of Deposit as advertised by its competitors and strive to pay competitive interest rates to retain and attract
Certificates of Deposit. Should competitive pressures dictate, the Bank might have to increase rates paid to retain the Certificates of the Deposit that mature in the next year and any increase in interest rates paid on Certificates of Deposit may reduce future Company earnings. The Bank also monitors the assets and liabilities that reprice each month to determine the impact on future earnings from anticipated repricings.
At June 30, 1999 the Company's rate sensitive liabilities exceed rate sensitive assets due within one year by $10,851,000.

As part of managing liquidity, the Company monitors its loan to deposit ratio on a daily basis. At June 30, 1999 the ratio was 83.3% which is within the Company's acceptable range.

The Company experienced a decrease in cash and cash equivalents, its primary source of liquidity, of $8,781,424 for the six months ended June 30, 1999. The primary source of cash flow for the six months ended
June 30, 1999 was cash provided by operating activities of $611,465. Cash outflow for the six months ended June
30, 1999 primarily consisted of the following: Net security purchases of $1,380,288, dividends paid of $126,600 and an increase in capital expenditures of $1,229,580. The Company experienced an increase in loans in the first six months of 1999 of $8,717,284.
The Company's management believes its liquidity sources are adequate to meet its operating needs and does not know of any trends, events or uncertainties that may result in a significant adverse effect on the Company's operations or liquidity position.

The Company has commenced a stock offering for up to 25,000 shares of stock at $44.00 a share. The Bank intends to use the net proceeds to replenish short-term investments that were liquidated in order to pay for the acquisition and construction of our new Casco branch.

The following table illustrates the projected maturities and the repricing mechanisms of the major asset/liability categories of the Company as of June
30, 1999, based on certain assumptions. No prepayment rate assumptions have been made for the loan portfolio.
Maturities and repricing dates for investments have been projected by applying the assumptions set forth below to contractual maturities and repricing dates.

                                   1 Year      1 - 5      5 - 10     After 10
                                   or Less     Years      Years        Years
Interest Earning Assets:
   Fed Funds Sold
   Investment Securities        $ 2,117,000  $ 9,174,000 $ 5,787,000 $ 1,966,000
   Loans
     Variable Rate              $12,143,000
     Real Estate-Construction   $ 1,753,000  $   495,000
     Real Estate-Other          $ 8,401,000  $12,606,000 $   872,000
     Commercial and Industrial  $10,070,000  $ 8,753,000 $   443,000 $   931,000
     Agricultural               $ 3,420,000  $ 2,608,000
     Consumer                   $ 1,645,000  $ 5,235,000 $    95,000
   Other                        $ 1,900,000  $   605,000 $   839,000         -0-

Total Interest Earning Assets   $41,449,000  $39,476,000 $ 8,036,000 $ 2,897,000

Interest Bearing Liabilities:
   Interest Bearing Demand                                           $ 5,334,000
   Savings Deposits             $ 5,704,000                          $13,308,000
   Money Market Accounts        $ 1,151,000                          $ 2,686,000
   Certificates of Deposit      $34,594,000  $ 4,117,000
   Jumbo CD's                   $ 3,534,000  $   380,000
   IRA's                        $ 5,048,000  $   125,000
   Other                        $ 2,269,000  $    14,000         -0-         -0-


Total Interest Bearing
  Liabilities                  $52,300,000   $ 4,363,000         -0- $21,328,000


Interest Sensitivity
  Gap per Period             $(10,851,000)  $34,840,000 $8,036,000 $(18,431,000)

Cumulative Interest
  Sensitivity Gap            $(10,851,000) $23,989,000 $32,025,000  $13,594,000

Interest Sensitivity
Gap as a Percentage
of Earning Assets                  (11.8)         37.9        8.7          20.0

Cumulative Sensitivity
Gap as a Percentage
of Earning Assets                  (11.8)         26.1       34.8          14.8

              PART II - OTHER INFORMATION


Item 4.     Submission of Matters to a Vote of Security Holders

The annual meeting of Luxemburg Bancshares, Inc. was held on April 24, 1999. The following two directors were elected: Richard Dougherty and Ronald Ledvina. Also, the director and employee stock purchase plans were approved by the shareholders.

The exact voting on these matters will be reported in an amendment to the Form 10-QSB.


Item 6.     Exhibits and reports on Form 8-K

                 (a) Exhibits

        10.1  Director Stock Purchase Plan
        27    Financial Data Schedule

                 (b) Reports on Form 8-K

        During the quarter ended June 30, 1999, the registrant did not file any reports on Form 8-K.


                      SIGNATURES

Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                  LUXEMBURG BANCSHARES, INC.
                                  ----------------------------
                                       (Registrant)

/s/ John A. Slatky                             /s/ John H. Kaye, CPA
------------------------                       ------------------------
John A. Slatky                                 John H. Kaye, CPA
President and Chief Executive Officer          Treasurer
                                               (Pincipal Accounting Officer)

Date:  8/13/99                                  Date:  8/13/99