Form 10QSB/A
period 1999-06-30
LUXEMBURG BANCSHARES INC
filed 1999-09-01
CIK 1037265

1


       U. S. SECURITIES AND EXCHANGE COMMISSION
                Washington. D. C. 20549

                     Form 10-QSB/A

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

Transitional Small Business Disclosure Format (check one): Yes  [ ]   No  [X]

Explanatory Note

This Form 10QSB/A is being filed to include the exact voting results of the matters approved at the company's annual shareholder meeting.

              PART II - OTHER INFORMATION

Item 4.      Submission of Matters to a Vote of Security Holders

The annual meeting of Luxemburg Bancshares, Inc. was held on April 24, 1999. The following two directors were elected: Richard Dougherty and Ronald Ledvina.
Each director received 161,909 shares for, none against and none abstained from voting. The employee stock purchase plan was approved with 145,012 shares for, 5,309 shares against and 11,588 shares abstained from voting. The director stock purchase plan was approved with 87,351 shares for, 17,438 shares against and 57,120 shares abstained from voting.

                      SIGNATURES

Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                         LUXEMBURG BANCSHARES, INC.
                                         ---------------------------
                                         (Registrant)


/s/ John A. Slatky                       /s/John H. Kaye, CPA
-------------------                      ----------------------
John A. Slatky                           John H. Kaye, CPA
President and Chief Executive Officer    Treasurer
                                         (Principal Accounting Officer)

Date:  8/30/99                           Date:  8/31/99