Form 10QSB
period 1999-09-30
LUXEMBURG BANCSHARES INC
filed 1999-11-15
CIK 1037265

U. S. SECURITIES AND EXCHANGE COMMISSION
                   Washington. D. C. 20549

                         Form 10-QSB

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 1999.
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from _______________ to _______________.

               Commission file number 0-22471

                 Luxemburg Bancshares, Inc.
  (Exact name of small business issuer as specified in its charter)

         Wisconsin                              39-1457904
      (State or other jurisdiction of     (I.R.S. Employer Identification No.)
      incorporation or organization)

           630 Main Street, Luxemburg, Wisconsin 54217
            (Address of principal executive offices)

                         (920)  845-2345
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

State the number of shares outstanding of each issuer's classes of common equity, as of November 4, 1999:

                 268,516 shares were outstanding.

Transitional Small Business Disclosure Format (check one):  Yes[ ]   No  [X]

                   LUXEMBURG BANCSHARES, INC.

                              INDEX

                                                                 Page No.
   PART I - FINANCIAL INFORMATION

   Consolidated Balance Sheets -
   September 30, 1999 and December 31, 1998                         3

   Consolidated Statements of Income -
   Three and Nine Months Ended
   September 30, 1999 and 1998                                      4

   Consolidated Condensed Statements of
   Changes in Stockholders' Equity -
   Nine Months Ended September 30, 1999 and 1998                    5

   Consolidated Statements of Cash Flow -
   Nine Months Ended September 30, 1999 and 1998                    6

   Notes to Consolidated Financial Statements                   7 - 8

   Management's Discussion and Analysis of
   Financial Condition and Results of Operations               9 - 15

   PART II - OTHER INFORMATION

   Item 2 - Changes in Securities and Use of Proceeds              16

   Item 6 - Exhibits and Reports on Form 8-K                       16

   SIGNATURES                                                      16

                 PART I - FINANCIAL INFORMATION
           LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES
            CONSOLIDATED BALANCE SHEETS - (UNAUDITED)
            September 30, 1999 and December 31, 1998

                             ASSETS

                                     1999          1998
Cash and due from banks          $ 3,738,708   $ 2,931,179
Interest-bearing deposits            205,947       907,672
Federal funds sold                 1,498,000     8,482,000

     Cash and cash equivalents     5,442,655    12,320,851

Investment securities available
for sale-Stated at fair value     17,829,260    18,064,562

Total loans                       77,258,208    64,052,248
     Allowance for credit losses   (844,623)     (773,116)

Net loans                         76,413,585    63,279,132
Premises and equipment             2,777,497     1,779,477
Other investments at cost            318,550       276,050
Other assets                       2,506,662     2,250,553

TOTAL ASSETS                   $ 105,288,209  $ 97,970,625


              LIABILITIES AND STOCKHOLDERS' EQUITY


                                     1999           1998
LIABILITIES:

Non-interest-bearing deposits   $ 11,249,643   $ 10,758,991
Interest-bearing deposits         81,556,668     76,553,176

Total deposits                    92,806,311     87,312,167

Short-term borrowings                723,031         79,574
Borrowed funds                        34,266         78,031
Other liabilities                    981,680      1,044,420

     Total liabilities            94,545,288     88,514,192

STOCKHOLDERS' EQUITY:

Common stock- $1.00 par value:
  Authorized - 2,400,000 shares,
  Issued - 295,500 and 270,500
  shares at September 30,1999
  and December 31, 1998,
  respectively                       295,500        270,500
Capital surplus                    4,281,978      3,206,510
Retained earnings                  6,756,083      6,120,354
Accumulated other comprehensive
 income (loss)                     (246,481)        203,419
Less - 26,984 and 26,999 shares
 of treasury common stock,
 at Sept. 30, 1999 and
 Dec. 31, 1998, respectively,
 at cost                           (344,159)      (344,350)

     Total stockholders' equity   10,742,921      9,456,433

TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY          $ 105,288,209     97,970,625


  See accompanying notes to consolidated financial statements.

           LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF INCOME - (UNAUDITED)

                                 Three Months Ended       Nine Months Ended
                                    September 30,           September 30,
                                 1999          1998       1999         1998
INTEREST INCOME:

Interest and fees on loans    $1,598,755   $1,379,032   $4,469,040  $4,056,676
Interest on investment
  securities:
     Taxable                     182,519      163,738      594,312     502,011
     Tax-Exempt                   83,986       56,459      228,264     152,248
Other interest and dividend
 income                           11,261      111,074      119,414     213,832

     Total interest income     1,876,521    1,710,303    5,411,030   4,924,767

INTEREST EXPENSE:

Deposits                        912,043      853,193    2,674,449    2,391,932
Short-term borrowings            12,133        4,518       20,460       10,452
Borrowed funds                    1,192        9,539        4,793       31,676

     Total interest expense     925,368      867,250    2,699,702    2,434,060

Net interest income             951,153      843,053    2,711,328    2,490,707
Provision for credit losses      30,000       37,500       90,000      112,500

Net interest income after
 provision for credit losses    921,153      805,553    2,621,328    2,378,207

OTHER INCOME:

Service charges on deposit
 accounts                        50,050      49,658       148,539      143,146
Mortgage underwriting fees-
 Secondary market                43,102      27,961        76,445      161,942
Loan servicing fee income        22,754      19,267        69,841       58,960
Other operating income          127,844     135,498       449,724      471,926

     Total other income         243,750     232,384       744,549      835,974

OPERATING EXPENSES:

Salaries and related benefits   479,791     406,770     1,288,034    1,189,451
Net occupancy expense            56,671      42,134       159,556      125,473
Equipment rentals,
 depreciation, and maintenance   98,465      63,936       261,592      214,413
Data processing                  41,624      33,498       119,874       90,865
Other operating expenses        160,104     157,279       507,650      478,670

     Total operating expenses   836,655     703,617     2,336,706    2,098,872

Income before provision for
 income taxes                   328,248     354,462     1,029,171    1,115,309
Provision for income taxes       77,072     106,857       266,823      329,466

Net income                   $  251,176  $  247,605    $  762,348    $ 785,843

Basic earnings per
 common share                      $.94       $1.02         $2.84        $3.23

  See accompanying notes to consolidated financial statements.

           LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF
          CHANGES IN STOCKHOLDERS' EQUITY - (UNAUDITED)
          Nine Months Ended September 30, 1999 and 1998


                                 Nine Months Ended       Nine Months Ended
                                 September 30, 1999      September 30, 1998
                               Shares   Equity Total    Shares    Equity Total

Balance - Beginning of period   243,501   $9,456,433   243,501      $8,528,876

Comprehensive income:
   Net Income                                762,348                   785,843
   Other comprehensive income -
     Change in net unrealized
     gain(loss) on securities
     available for sale                    (449,920)                   139,227

Total comprehensive income                   312,428                   925,070

Dividends paid                             (126,600)                 (114,445)

Issuance of common stock         25,000    1,100,000                         0

Sale of treasury stock               15          660

Balance - End of period         268,516  $10,742,921      243,501   $9,339,501



   See accompanying notes to consolidated financial statements.

           LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF CASH FLOW - (UNAUDITED)
          Nine Months Ended September 30, 1999 and 1998


                                                      1999           1998
CASH FLOWS FROM OPERATING  ACTIVITIES:

Net income                                        $ 762,348       $ 785,843
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                   270,625         222,799
    Accretion of discounts on securities          ( 15,677)        (23,215)
    Amortization of premiums on securities           14,406           7,505
    Provision for credit losses                      90,000         112,500
    Gain on sale of other real estate                     0           (164)
    Provision for deferred taxes                          0        (30,600)
    Change in other operating assets              (232,808)       (168,935)
    Change in other operating liabilities          (62,739)        (22,431)

      Total adjustments                              63,807          97,459

Net cash provided by operating activities           826,155         883,302

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from maturities of securities
      available for sale                          6,820,627       2,167,506
    Purchase of securities available for sale   (7,053,305)     (3,761,846)
    Net (increase) decrease in loans           (13,224,453)     (1,385,430)
    Purchase of additional life insurance          (54,953)        (17,300)
    Proceeds from sale of other real estate          31,652          15,164
    Capital expenditures                        (1,249,295)       (168,083)
    Purchase of other investments                  (42,500)        (22,000)

Net cash provided by (used in)
  investing activities                         (14,772,227)     (3,171,989)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase (decrease) in deposits          5,494,144        7,447,211
    Net increase (decrease) in short-term
      borrowings                                   643,457        (449,059)
    Loan from (repayment to) FHLMC                       0        (500,000)
    Principal payments on borrowed funds          (43,765)         (40,725)
    Proceeds from issuance of common stock       1,100,660                0
    Dividends paid                               (126,620)        (114,445)

Net cash provided by (used in)
  financing activities                           7,067,876        6,342,982

Net increase (decrease) in cash and
  cash equivalents                             (6,878,196)        4,054,295
Cash and cash equivalents at beginning          12,320,851        5,132,708

Cash and cash equivalents at end               $ 5,442,655      $ 9,187,003

Supplemental information:

Cash paid during the period for:
    Interest                                   $ 2,865,556      $ 2,601,265
    Income taxes                               $   251,129      $   366,515


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

NOTE 1: BASIS OF PRESENTATION
The consolidated financial statements of the Company, a bank holding company, include the accounts of the Company and it's Subsidiaries - Bank of Luxemburg, Luxemburg Investment Corporation, and Area Development Corporation. All significant intercompany balances and transactions have been eliminated in consolidation. Goodwill acquired in a business acquisition is being amortized on a straight-line basis over five years.

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

Earnings per common share are based upon the weighted average number of common shares outstanding. The weighted average number of shares outstanding was 268,516 and 243,501 for three months and 251,839 and 243,501 for the nine months ended September 30, 1999 and 1998, respectively. The basic and diluted earnings per share are the same for 1999 and 1998.

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

                                     Notional Amount
                            September 30, 1999     December 31, 1998

Commitments to extend credit       $8,836,000        $4,545,000
Credit card arrangements            1,413,000           561,000
Standby letters of credit             878,000           132,000

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

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS
           LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES


SELECTED QUARTERLY FINANCIAL DATA
                                Three Months Ended       Nine Months Ended
                                   September 30,          September 30,
                                1999         1998        1999         1998

Net Earnings                 $ 251,176     $ 241,334   $ 762,348    $ 785,843
Average Consolidated
 Balance Sheet Items:
   Loans                    72,490,846    58,598,329  66,719,594   57,728,177
   Taxable Investment
     Securities             11,272,053    10,125,982  12,644,743   10,268,149
   Fed Funds Sold              538,848     7,480,120   2,893,183    4,598,180
   Municipal Loans &
     Investments             9,633,770     5,992,927   9,165,093    5,531,345
   Other Earning Assets        711,103       532,755     875,911      588,415
      Total Earning Assets  94,646,620    82,730,113  92,298,524   78,714,266
   Total Assets            103,201,269    88,619,481  99,750,727   84,487,357
   Deposits                 91,415,349    78,460,120  88,612,988   74,496,788
   Shareholders' Equity     10,810,805     9,904,606  10,063,750    8,909,001

Key Ratios:
   Average Equity to
     Average Total Assets       10.48%        10.26%      10.09%       10.54%
   Return on Average
     Total Assets                 .97%         1.09%       1.02%        1.24%
   Return on Average Equity      9.29%        10.61%      10.10%       11.76%
   Net Interest Margin           3.99%         4.04%       3.93%        4.23%


NET INTEREST INCOME

Net interest income, the principle source of earnings, is the amount by which interest generated by earning assets exceeds the interest costs of liabilities obtained to fund them. As shown below, net interest income has increased $108,100 or 12.82% to $951,153 for the three months ended September 30, 1999 from $843,053 for the three months ended September 30, 1998. The increase in net interest income is due to asset growth. As noted above, average assets for the three months ended September 30, 1999 were $103,201,269 compared to average assets for the three months ended September 30, 1998 of $88,619,481.

                                     Three Months Ended     Nine Months Ended
                                       September 30,         September 30,
                                     1999        1998       1999       1998
Interest Income                  $1,876,521   $1,710,303  $5,411,030 $4,924,767
Interest Expense                    925,368      867,250   2,699,702  2,434,060
Net Interest Income              $  951,153   $  843,053  $2,711,328 $2,490,707

Net Interest Margin                   3.99%        4.04%       3.93%      4.23%


RATE/VOLUME ANALYSIS

The impact of changes in volume and interest rates on net interest income for the three and nine months ended September 30, 1999 is illustrated in the following table:

Three Months Ended September 30, 1999 Compared to Three Months
Ended September 30, 1998.

                 Increase (Decrease) in Net Interest Income
                           Net     Due To      Due To
                         Change     Rate       Volume
Interest Income         $166,218  $(119,654)  $285,872
Interest Expense          58,118    (65,238)   123,356
Net Interest Income     $108,100  $ (54,416)  $162,516

Nine Months Ended September 30, 1999 Compared to Nine Months
Ended September 30, 1998.

                    Increase (Decrease) in Net Interest Income
                           Net      Due To      Due To
                          Change     Rate       Volume
Interest Income          $486,263  $(300,021)  $786,284
Interest Expense          265,642   (144,507)   410,149
Net Interest Income      $220,621  $(155,514)  $376,135


Interest rates on the Bank's earning assets and interest bearing liabilities were generally lower for the three months and nine months ended September 30, 1999 compared to the three months and the nine months ended September 30, 1998. Earning assets increased 14.40% and 17.26%, respectively, to $94,646,620 for the three months and $92,298,524 for the nine months ended September 30, 1999 from $82,730,113 for the three months and $78,714,266 for the nine months ended September 30, 1998. However, interest bearing liabilities increased 16.51% and 18.95% to $91,415,349 for the three months and $88,612,988 for the nine months ended September 30, 1999 compared to $78,460,120 for the three months and $74,496,788 for the nine months ended September 30, 1998.

OPERATING RESULTS

Net income for the three months ended September 30, 1999, was $251,176 compared to $247,605 for the three months ended September 30, 1998. The increase of $3,571 reflects the lower interest rate margin and increased operating expenses relating to construction and operation of the new branch office. The increase in net interest income of $108,100 for the three months ended September 30, 1999, compared to the three months ended September 30, 1998, and is discussed in "Net Interest Income" and "Rate/Volume Analysis" elsewhere in this report. Mortgage underwriting fees - Secondary market increased $15,141 to $43,102 for the three months ended September 30, 1999, compared to $27,961 for the three months ended September 30, 1998.

Total operating expenses increased a $133,038 or 18.91% from $703,617 for the three months ended September 30, 1998 to $836,655 for the three months ended September 30, 1999.
Salaries and related benefits increased $73,021 or 17.95% to $479,791 for the three months ended September 30, 1999 compared to $406,770 for the three months ended September 30, 1998 because of increases in salaries and increases in fringe benefit costs. Equipment rentals, depreciation, and maintenance for the three months ended September 30, 1999 increased $34,529 or 54.01% to $98,465 compared to $63,936 for the three months ended September 30, 1998. Finally, other operating expenses for the three months ended September 30, 1999 increased $2,825 or 1.80% to $160,104 from $157,279 for the three months ended September 30, 1998 because of increases in maintenance costs.

Net income for the nine months ended September 30, 1999, decreased $23,495 or 2.99% to $762,348 from $785,843 for the nine months ended September 30, 1998. The increase in net interest income is $220,621 for the nine months ended September 30, 1999, compared to the nine months ended September 30, 1998, and is discussed in "Net Interest Income" and "Rate/Volume Analysis" elsewhere in this report. Mortgage underwriting fees - Secondary market decreased $85,497 or 52.79% to $76,445 for the nine months ended September 30, 1999, compared to $161,942 for the nine months ended September 30, 1998. This decrease is primarily due to decreased volume as for the nine months ended September 30, 1999, the Company originated less loans for the secondary market compared to the nine months ended September 30, 1998.

Operating expenses for the nine months ended September 30, 1999 increased $237,834 or 11.33% to $2,336,706 compared to $2,098,872 for the nine months ended September 30, 1998. Salaries and related benefits increased $98,583 or 8.29% to $1,288,034 for the nine months ended September 30, 1999 compared to $1,189,451 for the nine months ended September 30, 1998. The increase is due to inflationary increases and higher costs for employee benefit programs. Equipment rentals, depreciation, and maintenance for the nine months ended September 30, 1999 increased $47,179 or 22.00% to $261,592 compared to $214,413 for the nine months ended September 30, 1998. Data processing expense increased $29,009 or 31.93% from $90,865 for the nine months ended September 30, 1998 to $119,874 for the nine months ended September 30, 1999.

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

                                   Percent Completed
                    1) Awareness             100%
                    2) Assessment            100%
                    3) Renovation            100%
                    4) Validation            100%
                    5) Implementation         90%

The Bank has recently converted its main data processing system. The vendor has provided the Bank with a copy of its Year 2000 project plan and stated that the software is Year 2000 compliant. The Bank has received obtained similar information and commitments from the Bank's other vendors. The Bank is acting upon the belief and understanding that all federal agencies are actively managing the Year 2000 problems which are inherent in the global banking and payments system.

The Company spent approximately $30,000 in 1998 on Year 2000 renovation and testing. The Technology Committee of the Bank of Luxemburg has budgeted $20,000 for technology improvements for 1999, a portion which may be required for consulting and technical assistance in testing of information and non-information systems. During the nine months ended September 30, 1999 $3,255 was spent for year 2000 related modifications.

The Company completed a Y2K Contingency Plan and is in the process of testing the alternative processing systems, and the testing was completed during the third quarter. The written plan is being review by Bankers' Financial Services to provide an independent review of the plan. The Company has alternative resources for additional liquidity and cash reserves for the fourth quarter of 1999, but to date has not experienced any significant reduction in deposits.

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

At September 30, 1999 and 1998 the Company had $160,000 and $94,000 of loans past due 90 days or more that were still accruing interest. At September 30, 1999 and 1998 the Company did not have any loans that meet the definition of "Troubled Debt Restructuring". In addition, there were no loans considered to be impaired. The Bank had $200,000 of nonaccrual loans at September 30, 1999 and $192,000 of nonaccrual loans at September 30, 1998.

During the three months ended September 30, 1999, $30,000 was charged to the provision for loan losses compared to $37,500 for the three months ended September 30, 1998. At September 30, 1999 the allowance was $844,623 or 1.09% of total loans. This compares to an allowance of $753,052 or 1.21% of total loans as of Sepember 30, 1998. For the three months ended September 30, 1999 the Bank had net charge-offs of $3,000 compared to net charge-offs of $5,000 for the three months ended Septembere 30, 1998.

The following table summarizes loan charge-offs and recoveries by type of loan for the three months ended Sepember 30, 1999 and 1998:

  Loan Type                   September 30, 1999       September 30, 1998
                            Charge-Off    Recovery    Charge-Off   Recovery

Real Estate                  $      0     $  1,000    $      0    $  1,000
Commercial and Industrial           0            0       1,000       3,000
Agricultural                        0        2,000           0           0
Consumer                       13,000        7,000      11,000       3,000

TOTALS                       $ 13,000     $ 10,000    $ 12,000    $  7,000

The following table summarizes loan charge-offs and recoveries by type of loan for the nine months ended September 30, 1999 and 1998:

  Loan Type                   September 30, 1999       September 30, 1998
                            Charge-Off    Recovery    Charge-Off   Recovery

Real Estate                  $      0    $  1,000      $      0   $  1,000
Commercial and Industrial           0       2,000        14,000      8,000
Agricultural                        0       8,000             0          0
Consumer                       40,000      10,000        42,000     10,000

TOTALS                       $ 40,000    $ 21,000      $ 56,000   $ 19,000



The Bank has allocated its allowance for credit losses at the end of each period presented as follows:

                               September 30, 1999    September 30, 1998

                                          % of                   % of
                                          loans                  loans
Balance at End of                        to total              to total
 Period Applicable to:          Amount     Loans       Amount     Loans
Commercial and agricultural   $ 548,519     59%     $       0      50%
Real Estate-construction         54,675      6%                     6%
Real Estate-mortgage             76,722     20%                    33%
Consumer                        112,161     15%        32,000      11%

Total Domestic                  792,077    100%        32,000     100%

Unallocated                      52,546               721,000

TOTALS                        $ 844,623    100%     $ 753,000     100%


LIQUIDITY AND INTEREST RATE SENSITIVITY

The Company must maintain an adequate liquidity position in order to respond to the short-term demand for funds caused by withdrawals from deposit accounts, extensions of credit and for the payment of operating expenses. Maintaining this position of adequate liquidity is accomplished through the management of a combination of liquid assets; those which can be converted into cash and access to additional sources of funds. Primary liquid assets of the Company are cash and due from banks, federal funds sold, investments held as "available for sale" and maturing loans. Federal funds purchased and loans from the Federal Home Loan Bank system represent the Company's primary source of immediate liquidity and were maintained at a level to meet immediate needs. Federal Funds Sold averaged approximately $538,848 and $7,480,000 for the three months ended Septemeber 30, 1999 and 1998, respectively. Maturities in the Company's loan and investment portfolios are monitored regularly to avoid matching short-term deposits with long-term loans and investments. Other assets and liabilities are also monitored to provide the proper balance between liquidity, safety, and profitability. This monitoring process must be continuous due to the constant flow of cash that is inherent in a financial institution.

The Company actively manages its interest rate sensitive assets and liabilities to reduce the impact of interest rate fluctuations. In addition, the Bank monitors the interest rates paid on Certificates of Deposit as advertised by its competitors and strive to pay competitive interest rates to retain and attract Certificates of Deposit. Should competitive pressures dictate, the Bank might have to increase rates paid to retain the Certificates of the Deposit that mature in the next year and any increase in interest rates paid on Certificates of Deposit may reduce future Company earnings. The Bank also monitors the assets and liabilities that reprice each month to determine the impact on future earnings from anticipated repricings. At September 30, 1999 the Company's rate sensitive liabilities exceed rate sensitive assets due within one year by $1,759,000.

As part of managing liquidity, the Company monitors its loan to deposit ratio on a daily basis. At September 30, 1999 the ratio was 83.25% which is within the Company's acceptable range.

The Company experienced a decrease in cash and cash equivalents, its primary source of liquidity, of $3,744,348 for the nine months ended September 30, 1999. The primary source of cash flow for the nine months ended September 30, 1999 was cash provided by operating activities of $826,155. Cash outflow for the nine months ended September 30, 1999 primarily consisted of the following: Net security purchases of $232,698, dividends paid of $126,600 and an increase in capital expenditures of $1,249,295. The Company experienced an increase in loans in the first nine months of 1999 of $13,134,453. The Company's management believes its liquidity sources are adequate to meet its operating needs and does not know of any trends, events or uncertainties that may result in a significant adverse effect on the Company's operations or liquidity position.

The Company has completed a stock offering of 25,000 shares of stock at $44.00 a share. The Bank used the net proceeds to replenish short-term investments that were liquidated in order to pay for the acquisition and construction of our new Casco branch.

 The following table illustrates the projected maturities and the repricing mechanisms of the major asset/liability categories of the Company as of  September 30, 1999, based on certain
assumptions. No prepayment rate assumptions have been made for the loan portfolio. Maturities and repricing dates for
investments have been projected by applying the assumptions set forth below to contractual maturities and repricing dates.
                                1 Year                                 After
                                or Less      1-5 Years   5-10 Years  10 Years

Interest Earning Assets:
  Fed Funds Sold             $ 1,498,000
  Investment Securities      $ 1,357,000   $ 8,482,000  $5,815,000  $ 2,175,000
  Loans
    Variable Rate            $11,574,000
    Real Estate-Construction $ 3,784,000   $   435,000
    Real Estate-Other        $ 8,665,0000  $16,666,000  $  793,000
      Commercial and
       Industrial            $10,974,000   $ 8,228,000  $  432,000  $ 1,564,000
      Agricultural           $ 2,070,000   $ 3,101,000
      Consumer               $ 1,806,000   $ 5,413,000  $  116,000
   Other                     $   206,000   $   592,000  $  839,000          - 0-

Total Interest
  Earning Assets             $41,934,000   $42,917,000  $7,995,000  $ 3,739,000

Interest Bearing Liabilities:
   Interest Bearing Demand                                          $ 4,941,000
   Savings Deposits          $ 6,079,000                            $14,183,000
   Money Market Accounts     $ 1,139,000                            $ 2,657,000
   Certificates of Deposit   $27,421,000   $14,419,000
   Jumbo CD's                $ 3,428,000   $ 1,791,000
   IRA's                     $ 4,869,000   $   630,000
   Other                     $   757,000   $         0        -0-           -0-


Total Interest Bearing
  Liabilities                $43,693,000   $16,840,000        -0-   $21,781,000


Interest Sensitivity
  Gap per Period             $(1,759,000)  $26,077,000  $7,995,000 $(18,042,000)

Cumulative Interest
  Sensitivity Gap            $(1,759,000)  $24,318,000 $32,313,000  $14,271,000

Interest Sensitivity Gap
  as a Percentage of
  Earning Assets                    (1.8)         27.4        8.4        (19.0)

Cumulative Sensitivity
  Gap as a Percentage
  of Earning Assets                 (1.8)         25.6       34.0         15.0

                   PART II - OTHER INFORMATION



Item 2.  Changes in Securities and Use of Proceeds

         On July 14,1999, the Company sold 25,000 shares of common stock for $44.00 per share. The shares were sold by officers and directors of the Company, and no commissions were paid. The shares were offered only to bona fide residents of the State of Wisconsin. For nine months after completion of the offering, any resales if the shares may be only to bona fide residents of the State of Wisconsin. The stock certificates bear a restrictive legend to this effect. The offering was exempt from registration under the Securities Act of 1933 pursuant to Section 3(a)(11) of the Act and Rule 147 promulgated thereunder. The offering was registered pursuant to the securities laws of the State of Wisconsin.
          On July 14, 1999, the Company delivered 15 shares of common stock held as treasury stock to three persons.
The stock was given away as a promotion by the Company. The issuance of stock was exempt from registration under Securities Act as not involving the offer or sale of stock "for value." In addition, the issuance was exempt from registration under the Securities Act pursuant to Section 3(a)(11) thereof as constituting an intrastate offering and
Section 4(2) thereof as not a public offering.

Item 6.     Exhibits and reports on Form 8-K

            (a) Exhibits

                27 Financial Data Schedule

            (b) Reports on Form 8-K

                During the quarter ended September 30, 1999, the registrant did not file any reports on Form 8-K.


                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                        LUXEMBURG BANCSHARES, INC.
                                        (Registrant)

/s/ John A. Slatky                       /s/ John H. Kaye, CPA
--------------------------------         -------------------------------
John A. Slatky                           John H. Kaye, CPA
President and Chief Executive Officer    Treasurer
                                         (Principal Accounting Officer)

Date: 11/9/99                             Date:  11/9/99
-------------------------------           ------------------------------