Form 10KSB
period 1999-12-31
LUXEMBURG BANCSHARES INC
filed 2000-03-29
CIK 1037265

U.S. SECURITIES AND EXCHANGE COMMISSION
                 Washington, DC 20549
                      FORM 10-KSB

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
        For the fiscal year ended December 31, 1999

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

Check whether the issuer (1) filed all reports required
to be filed by Section 13 or 15(d) of the Exchange Act
during the past 12 months (or shorter period that the
registrant was required to file such reports), and (2)
has been subject to such filing requirements for the
past 90 days. Yes  [X]   No [ ].

Check if there is no disclosure of delinquent filers in
response to Item 405 of regulation S-B is not contained
in this form, and no disclosure will be contained, to
the best of the registrant's knowledge, in definitive
proxy or information statements incorporated by
reference in Part III of this form 10-KSB or any
amendment to this Form 10-KSB.   [ X ]

Issuer's revenues for the year ended December 31, 1999 $8,445,831.

The aggregate market value (determined using the book value per share) of common stock held by non-affiliates of the registrant as of March 6, 2000 was $8,567,987.

The number of shares outstanding of the registrant's common stock as of March 6, 2000 was 270,264.

          DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement dated March
27, 2000 to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held
April 29, 2000 are incorporated by reference into Part III.

                        PART I

ITEM 1.   DESCRIPTION OF BUSINESS.

THE COMPANY

     Luxemburg Bancshares, Inc. (the "Company"), a
Wisconsin corporation, was formed June 10, 1983 for the purpose of owning a Wisconsin bank. On December 30, 1983, the Company acquired a controlling interest in the Bank of Luxemburg (the "Bank"). The Bank is now a wholly-owned subsidiary of the Company.

     As of December 31, 1999, the Company had total consolidated assets of $110.0 million and total stockholders' equity of $10.7 million.

     THE BANK

     The Bank was chartered by the Wisconsin Banking
Department (now the Wisconsin Department of
Financial Institutions ("DFI")) on October 6, 1903.
Bank deposits are insured by the Federal Deposit
Insurance Corporation ("FDIC"). The Bank conducts business at the Main Office at 630 Main Street,
Luxemburg, Wisconsin with other offices located at E166
County Hwy. S., Luxemburg ("Dyckesville office") and
602 Center Drive, Luxemburg ("IGA Supermarket office") and 100 Old Orchard Avenue, Casco ("Casco Office") in
Kewaunee County and 1311 Bellevue Street, Green Bay
("Bellevue office") in Brown County. The Bank also maintains seven automated teller machines ("ATMs") in Kewaunee, Brown and Door Counties.

     The Bank provides a full range of consumer and commercial banking services to individuals, businesses and farms. The basic services offered include: demand deposit accounts, money market deposit accounts, NOW accounts, time deposits, safe deposit services, credit cards, direct deposits, notary services, money orders, night depository, travelers' checks, cashier's checks, savings bonds, secured and unsecured consumer, commercial and real estate loans and stand-by letters of credit. The Bank offers automated teller machine cards through the TYME and Cirrus ATM networks. In addition, the Bank purchased the financial planning and alternative investment marketing of Total Financial
Concepts in January of 1996. The bank division renamed to operate as the "Financial Resource Center" provides financial planning, estate planning and retirement planning services and to market mutual funds, annuities, life insurance products, Individual
Retirement Accounts (IRAs) and other pension programs.

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

     The Bank's business plan is based on being a strong, established, locally owned bank providing financial services to its local communities. The
Bank's main office and three branch offices are located in western Kewaunee County, serving approximately 25% of the county's 20,028 population. The Bank also serves a small portion of southern Door County from these locations. The Bank serves eastern Brown County with these locations and an office in the Green Bay, Wisconsin market. The Bank targets the individual and small business customers within these markets and emphasizes the advantages of local ownership, (i.e., responsive local loan decisions and community involvement).

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

LENDING ACTIVITIES

     The Bank offers a range of lending services, including real estate, consumer, commercial and industrial and agricultural loans to individuals, small business and other organizations that are located in or conduct a substantial portion of their business in the Bank's market area. The Bank's total loans as of December 31, 1999 were $82.2 million, or approximately
75% of total consolidated assets. In addition, the Bank services $26.9 million in consumer real estate loans sold to the Federal Home Loan Mortgage
Corporation ("FHLMC") and the Federal Home Loan Bank
("FHLB"). Interest rates charged on loans vary with the degree of risk, maturity, and amount of the loan, and are further subject to competitive pressures, cost and availability of funds and government regulations.

     The Bank maintains a comprehensive loan policy that establishes guidelines with respect to all categories of lending activity. The policy establishes lending authority for each individual loan officer and officer committee and board lending authority. All loans to directors and executive officers are approved by the Board of Directors. The loans are concentrated in four major areas: real estate loans, commercial loans, consumer loans and agricultural loans. The lending strategy is development of a high quality loan portfolio.

     The Bank's credit customers did not suffer any material losses as a result of Year 2000 related problems with their own computer systems or the computer systems of their suppliers and customers. The
Bank worked with those customers that may have been significantly affected by the Year 2000 exposure.

     The Bank's real estate loans are secured by mortgages and consist primarily of loans to individuals for the purchase and improvement of real estate and for the purchase of residential lots and construction of single-family residential units. The Bank's residential real estate loans generally are repayable in monthly installments based on up to a thirty year amortization schedule. Typically, loans with terms of fifteen or thirty years must qualify for and are sold to the FHLMC or FHLB.

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

     The Bank also provides services to support dairy farms in the rural areas of Kewaunee and southern Door counties. About eight (8%) percent of the Bank's loan portfolio, $6.4 million, is in agricultural loans
(including agricultural real estate loans). The loans provide financing for real estate and personal property purchases, as well as operational lines of credit and production financing. The credit terms are typically similar to other commercial loans. The Bank will provide direct financing, as well as guaranteed financing, through Federal (FmHA) and State of Wisconsin (WHEDA) sponsored programs.

DEPOSIT ACTIVITIES

     Deposits are the major source of the Bank's funds for lending and other investment activities. The Bank considers the majority of its regular savings, investors choice, demand, NOW and money market deposit accounts to be core deposits. These accounts comprised approximately 43% of the Bank's total deposits at December 31, 1999. Approximately 57% of the Bank's deposits at December 31, 1999 were certificates of deposit. Generally, the Bank attempts to maintain the rates paid on its deposits at a competitive level.
Deposits of $100,000 and over made up approximately 9% of the Bank's total deposits at December 31, 1999. The majority of the deposits of the Bank are generated from Kewaunee and Brown Counties. Brokered deposits at
December 31, 1999 made up 3.51% of the Bank's total deposits. For additional information regarding the Bank's deposit accounts, see "Management's Discussion and Analysis or Plan of Operation - Liquidity and
Interest Rate Sensitivity" and Note 8 of Notes to
Consolidated Financial Statements.

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

     Capital Requirements. The federal bank regulatory authorities have adopted risk-based capital guidelines for banks and bank holding companies that are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies. The resulting capital ratios represent qualifying capital as a percentage of total risk-weighted assets and off-balance sheet items. The guidelines are minimums, and the federal regulators have noted that banks and bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain all ratios well in excess of the minimums. The current guidelines generally require bank holding companies and federally-regulated banks to maintain a minimum total risk-based capital ratio equal to 8%, of which at least 4% must be Tier 1 capital.
For bank holding companies with assets less than $150 million, such as the Company, capital ratios are determined at the subsidiary bank level. Tier 1 capital includes common stockholders' equity, qualifying perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, less the amounts of goodwill and most other intangibles. Tier 2 capital includes the excess of any preferred stock not included in Tier 1 capital, mandatory convertible securities, hybrid capital instruments, subordinated debt and intermediate term-preferred stock, and general reserves for loan and lease losses up to 1.25% of risk-weighted assets. At
December 31, 1999, the Bank's Tier 1 and total risk-based capital ratios were 11.8% and 12.9%, respectively.

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

     The FDIC has issued regulations to implement the "prompt corrective action" provisions of FDICIA. In general, the regulations define the five capital categories as follows: (i) an institution is "well capitalized" if it has a total risk-based capital ratio of 10% or greater, has a Tier 1 risk-based capital ratio of 6% or greater, has a leverage ratio of 5% or greater and is not subject to any written capital order or directive to meet and maintain a specific capital level for any capital measures; (ii) an institution is "adequately capitalized" if it has a total risk-based capital ratio of 8% or greater, has a Tier 1 risk-based capital ratio of 4% or greater, and has a leverage ratio of 4% or greater; (iii) an institution is "undercapitalized" if it has a total risk-based capital ratio of less than 8%, has a Tier 1 risk-based capital ratio that is less than 4% or has a leverage ratio that is less than 4%; (iv) an institution is "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6%, a Tier 1 risk-based capital ratio that is less than 3% or a leverage ratio that is less than 3%; and (v) an institution is "critically undercapitalized" if its "tangible equity" is equal to or less than 2% of its total assets. The FDIC also, after an opportunity for a hearing, has authority to downgrade an institution from "well capitalized" to "adequately capitalized" or to subject an "adequately capitalized" or "under-capitalized" institution to the supervisory actions applicable to the next lower category, for supervisory concerns. As of December 31, 1999, the Bank had a total risk-based capital ratio of 12.9%, a Tier 1 risk-based capital ratio of 11.8%, and a leverage ratio of 9.5%.

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

     Gramm-Leach-Bliley. The laws and regulations to which the Company is subject are constantly under review by Congress, regulatory agencies and state legislatures. On November 12, 1999, President Clinton signed important legislation passed by Congress to overturn Depression-era restrictions on affiliations by banking organizations. This comprehensive legislation, referred to as the Gramm-Leach-Bliley Act (the "Act"), eliminates certain barriers to and restrictions on affiliations between banks and securities firms, insurance companies and other financial services organizations. The Act provides for a new type of "financial holding company" structure under which affiliations among these entities may occur, subject to the regulation of the Federal Reserve Board and regulation of affiliates by the functional regulators, including the Securities and Exchange Commission and state insurance regulators. In addition, the Act permits certain non-banking financial and financially related activities to be conducted by operating subsidiaries of a national bank. Under the Act, a bank holding company may become certified as a financial holding company by filing a notice with the Federal
Reserve Board, together with a certification that the bank holding company meets certain criteria, including capital, management and Community Reinvestment Act requirements. The Act contains a number of provisions allocating regulatory authority among the Federal
Reserve Board, other banking regulators, the Securities and Exchange Commission and state insurance regulators.
In addition, the Act imposes strict new privacy disclosure and "opt out" requirements regarding the ability of financial institutions to share personal non-public customer information with third parties.

     Other important provisions of the Act permit merchant banking and venture capital activities, and insurance underwriting, to be conducted by a subsidiary of a financial holding company, and municipal securities underwriting activities to be conducted directly by a national bank or by its subsidiary.
Under the Act, a financial holding company may engage in a broad list of "financial activities," and any non-financial activity that the Federal Reserve Board determines is "complementary" to a financial activity and poses no substantial risk to the safety and soundness of depository institutions or the financial system.

    While certain provisions of the Act became effective on November 12, 1999, other provisions are subject to delayed effective dates, and in some cases, will be implemented only upon the adoption by federal regulatory agencies of rules prescribed by the Act.

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

COMPETITION

     The Bank's service area includes portions of Kewaunee, Brown and Door Counties. Kewaunee County, with a population of 20,028 residents, has six banks with thirteen offices and one credit union with two offices. Brown County, with a population of approximately 216,000 residents, has sixteen banks with fifty offices, two saving banks with thirteen offices and fourteen credit unions with sixteen offices. Door
County, with a population of approximately 27,000 residents, has four banks with fifteen offices, one savings bank with two offices and one credit union. In addition to the financial institutions, significant competition comes from security and brokerage firms, mortgage companies, insurance companies and other providers of financial services in the area. The Bank competes as a locally owned banking institution that responds quickly with personal service.

EMPLOYEES

     As of December 31, 1999, the Company employed 39 full-time employees and 21 part-time employees. The employees are not represented by a collective bargaining unit. The Company considers relations with employees to be good.

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

     The Bank opened its Dyckesville, Wisconsin office
(located at E166 County Hwy. S, Luxemburg) during May,
1987. This office was purchased on land contract by the Company on September 30, 1994. The Bank leases this office from the Company under a five year lease expiring in 2004.

     The Bank opened its Bellevue Office (located at
1311 Bellevue Street, Green Bay, Wisconsin) during
August, 1989.  The Bank owns its Bellevue Office.

     On April 17, 1996, the Bank opened its IGA office
(located at 602 Center Street, Luxemburg). The Bank has executed a lease for this property expiring in 2001.

     On May 24, 1999, the Bank opened its Casco office
(located at 100 Old Orchard Avenue, Casco, Wisconsin).
The Bank owns its Casco Office.

     The Bank has installed an ATM at its Dyckesville and Casco Offices, the Main Street Station and
Simonar's Service in Luxemburg, the Hwy. 54 T-Mart in
New Franken, FS Fast Stop in Forestville and the Hwy.
29 & P C-Mart in Henrysville. These remote ATMs provide additional banking convenience for the customers of the Bank, and generate an additional source of fee income.

ITEM 3.   LEGAL PROCEEDINGS.

     Neither the Company, the Bank nor any other subsidiary are subject to any material pending litigation at this time.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to the shareholders during the fourth quarter of 1999.


         EXECUTIVE OFFICERS OF THE REGISTRANT

     Following are the persons who were the executive officers of Luxemburg Bancshares, Inc. as of December
31, 1999, their ages as of March 31, 2000, their current titles and positions held during the past five years:

     JOHN A. SLATKY, - Age 48.  Mr. Slatky is
President, Chief Executive Officer and a director of the Company. He commenced employment with the Bank in 1984 and has held various executive positions with the Company or the Bank since 1986. He was employed at the Kimberly State Bank (an Associated Bank) from 1974 through 1983. Mr. Slatky has been a director of the Company since 1987 and a director of the Bank since
1986.

     DAVID L. LUEBBERS, - Age 50.  Mr. Luebbers,
President and a Director at the Bank, has held numerous officers positions since 1989, most recently as Executive Vice President and CFO. Mr. Luebbers is responsible for overseeing all loan operations and managing the investment portfolio. Mr. Luebbers also serves as one of the Company's Vice Presidents.

     JOHN H. KAYE, CPA. - Age 48.  Mr. Kaye is the
Treasurer of the company and is responsible for the review and completion of the company's financial filings. He is a Shareholder in the Accounting Firm of Kerber, Rose and Associates, S.C., where he assists clients in the preparation of individual and corporate tax returns, management advisory services and client accounting controls and audits. He previously worked for Green Bay Packaging, Inc. from 1974 through 1984 where he was responsible for the preparation of consolidated financial statements and the accounts receivable and corporate credit management.

                        PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS.

     There is no established public trading market for the Common Stock and such trading activity, as it occurs, takes place in privately negotiated transactions.

     At December 31, 1999 there were approximately 725 shareholders of record of the Common Stock.

     The Company has paid the following cash dividends on its shares of Common Stock since 1995:

            Year Ended December 31    Dividends Per Share

                   1995                    $0.69
                   1996                    $0.76
                   1997                    $0.85
                   1998                    $0.97
                   1999                    $1.05

In determining the dividends to be paid, the Board of Directors will examine the then-existing circumstances, including the Company's rate of growth, profitability, financial condition, existing and anticipated capital requirements, the amount of funds legally available for the payment of dividends, regulatory constraints and such other factors as the Board determines relevant.
The primary source of funds for payment of dividends by the Company is dividends paid to the Company by the Bank. The Bank is limited by Wisconsin statute in the amount of dividends it is allowed to pay. Under the law, a bank may pay dividends from its undivided profits after making provision for payment of all expenses, losses, required reserves, taxes and interest accrued or due from the bank. If a bank has declared and paid dividends in either of two proceeding years in excess of its net income in such year, it may not declare or pay any dividend which exceeds year-to-date net income except with the written approval of DFI.

     On December 31, 1999, the Company sold 1,014 shares of stock at $37.40 per share to employees of the Bank pursuant to the Company's 1999 Employee Stock
Purchase Plan. The Plan is a qualified stock purchase plan under Section 423 of the Internal Revenue Code, and allows employees to purchase stock at 85% of fair market value. The offering was exempt from registration under the Securities Act of 1933 pursuant to Section 3(a)(11) of the Act and Rule 147 thereunder, because all employees are residents of the state of Wisconsin. Resales of the stock are restricted for nine months to residents of the state of Wisconsin.

     On December 31, 1999, the Company sold 734 shares of stock at $44 per share to five directors of the Company pursuant to the Company's 1999 Director Stock
Purchase Plan. The offering was exempt from registration under the Securities Act of 1933, as amended, pursuant to Sections 3(a)(11) and 4(2) thereof, because the directors are residents of the state of Wisconsin.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion and analysis of the Company relates to the years ended December 31, 1999 and 1998 and should be read in conjunction with the Company's consolidated financial statements and notes thereto included elsewhere herein.

Results of Operations

Year ended December 31, 1999 Compared to the Year Ended
                   December 31, 1998

     The Company's results of operations depend primarily on the level of its net interest margin, its provision for credit losses, its non-interest income and its operating expenses. Net interest income depends on the volume of and rates associated with interest earning assets and interest bearing liabilities which results in the net interest margin.
Net income decreased $23,872 or 2.2% to $1,039,657 for the year ended December 31, 1999 from $1,063,529 for the year ended December 31, 1998. This decrease is primarily related to the construction and opening expenses of the new office in the Casco, WI market which had a loss of $168,262 and lower income from the sale of consumer real estate mortgages to the secondary market. The growth of the Bank increased net interest margin which increased income. Additional sales of alternative investment products by the Bank's Financial
Resource Center division also increased income to off-set the additional expenses. The following table summarizes the Company's operating performance for the years specified.

                       Year Ended December 31,

                         1999         1998
                        ------       ------
Return on Assets         .94%         1.09%
Return on Equity         9.68%       11.24%

Year 2000 Risks.   The Company was exposed to future
uncertainty, potential future reduction in earnings, and future losses, including litigation, due to business interruption or errors, if its computer systems were not modified to ensure that dates after December 31, 1999 were not misrepresented by those systems. This eventuality was commonly referred to as the Year 2000 problem. The Bank uses computer-related technologies and software throughout its business that may have been affected by the date change in the year
2000. The Bank's directors, senior management and staff were aware of these Year 2000 issues and appointed a technology committee to study and direct the project to bring all of the computer-related systems into Year 2000 compliance during 1999. The technology committee reviewed both Information
Technology systems and non-Information Technology
Systems including the Bank's telephone systems, HVAC systems and security equipment.

     The Company did not experience any disruptions with any of its systems or with the services provided by contracted outside vendors. The Company did not receive any complaints from customers, regulators or other individuals that may have lead to potential litigation.

     Loan and deposit customers were
identified as having potential Year 2000 risks.   No
serious loan or deposit related problems were experienced by the Company or its bank subsidiary as a result of the Year 2000 issues.

     The Bank identified approximately $50,000 of direct investment during 1998 and 1999 for Year 2000 renovation and testing. The Company expects that there will be only minor expenses, if any, related to future
Year 2000 issues.

     Net Interest Income. Net interest income increased $409,553 or 12.3% to $3,746,209 for the year ended December 31, 1999 from $3,336,656 for the year ended December 31, 1998. Total interest income increased $719,738 for the year ended December 31, 1999 to $7,410,021 from $6,690,283 for the year ended
December 31, 1998. This increase is primarily the result of Bank growth as average earning assets increased by 16.5% for the year ended December 31, 1999 compared to the year ended December 31, 1998. The majority of the increase was in taxable loans which provides the greatest tax equivalent yield of all the Company's earning assets. However the average interest rate on loans declined during the year reducing the average yield on earning assets from 8.22% for the year ended December 31, 1998 to 7.82% for the year ended December 31, 1999.

     The following table summarizes average total loans by category for the years ended December 31, 1999 and 1998:

            Type of Loan           December 31, 1999  December 31, 1998

     Real Estate Loans                $18,143,381        $16,945,342
     Commercial and Industrial         34,390,206         25,908,974
     Agricultural                       6,585,552          6,304,252
     Consumer                          10,730,196          9,143,334
     Other                                327,013            201,972
                                      -----------        -----------
     Total gross average loans         70,176,348         58,503,874
     Less: Allowance for credit losses    829,352            726,349

     Total net average loans          $69,346,997        $57,777,525
                                      ===========        ===========
     Supplemental Disclosure:
        Municipal Loans               $ 2,366,694        $ 1,605,712

The Bank does not separately track average real estate construction loans.

     Total interest expense increased $310,185 or 9.3%
to $3,663,812 for the year ended December 31, 1999 from
$3,353,627 for the year ended December 31, 1998.  This
increase, due to bank growth, was tempered by lower
average rates paid on savings and other time deposits
for the year ended December 31, 1999 compared to the
year ended December 31, 1998. Total interest bearing
liabilities averaged approximately $80,100,000 for the
year ended December 31, 1999 as compared to
approximately $68,500,000 for the year ended December
31, 1998. The average rate paid on savings accounts
decreased to 3.43% for the year ended December 31, 1999
compared to 3.63% for the year ended December 31, 1998.
The average rate paid on other time deposits decreased
to 5.43% for the year ended December 31, 1999 compared
to 5.84% for the year ended December 31, 1998.   The
average cost of interest bearing liabilities for the year ended December 31, 1999 was 4.57% compared to an average cost of interest bearing liabilities of 4.90% for the year ended December 31, 1998.

     The following table summarizes the maturities of time deposits of $100,000 or more as of December 31, 1999:

                        Certificates of      Other Time Deposits
                           Deposit of                of
Time Until Maturity     $100,000 or More      $100,000 or More
-------------------     ----------------     --------------------
3 months or less           $   730,000            $   102,000
3 through 6 months           2,602,000                413,000
6 through 12 months          4,226,000                      0
over 12 months               1,287,000                103,000

Totals                     $ 8,845,000            $   618,000
                           ===========            ===========

     The following table details average balances, interest income/expense and average rates/yields for the Company's earning assets and interest bearing liabilities for the years ended December 31, 1999 and 1998. For purposes of the analysis below, any adjustments of interest income due to loans being placed on non-accrual status, the recovery of previously charged off past due interest or the return of a loan to full accrual status have been included in interest income on loans and have been included in the analysis of the reported yield on loans. The analysis below excludes any changes in the fair market value of investment securities available for sale. For purposes of the analysis below, the Company does not report yields and earnings on its tax-exempt investments and loans on a tax-equivalent basis.

                    Year End December 31, 1999      Year End December 31, 1998
                                Interest   Average             Interest  Average
                    Average     Income/    Yield/   Average    Income/   Yield/
                    Balance     Expense     Rate    Balance    Expense    Rate
ASSETS:
Interest Bearing:
 Loans            $ 70,176,348  $6,075,718  8.66%  $58,503,874  $5,374,267 9.19%
 Taxable
  Investments
  and Mortgage
  Backed
  Securities        12,189,105     744,485  6.11%   10,575,782     694,774 6.57%
 Fed Funds Sold      2,363,499     111,053  4.70%    5,354,420     282,378 5.27%
 Municipal Loans
  and Investments    9,271,963     437,113  4.71%    6,248,440     300,748 4.81%
 Other                 797,028      41,652  5.23%      665,330      38,116 5.73%
Total               94,797,943  $7,410,021  7.82%   81,347,846  $6,690,283 8.22%
CSV Life                        ==========                      ==========
 Insurance           1,250,140                       1,176,095
Non-Earning Assets   6,311,373                       4,660,180
TOTAL ASSETS      $102,359,456                     $87,184,121
                  ============                     ===========
LIABILITIES:
Interest Bearing:
 Demand           $  5,267,819  $   78,076  1.48%  $ 5,099,630  $   76,102 1.49%
 Savings            23,802,974     817,387  3.43%   19,313,059     700,200 3.63%
 Other Time
  Deposits          50,387,934   2,737,690  5.43%   43,361,397   2,530,257 5.84%
 Other                 624,966      30,659  4.91%      735,639      47,068 6.40%
Total               80,083,693  $3,663,812  4.57%   68,509,725  $3,353,627 4.90%
                                ==========                      ==========
Non-Interest-
 Bearing
 Liabilities        10,972,073                       8,544,432
Other Liabilities    1,096,278                       1,079,775
Total Liabilities   92,152,044                      78,133,932
Equity              10,207,412                       9,050,189
TOTAL LIABILITIES
& EQUITY          $102,359,456                     $87,184,121
                  ============                     ===========
Recap:
 Interest Income                $7,410,021  7.82%               $6,690,283 8.22%
 Interest Expense                3,663,812  4.57%                3,353,627 4.90%

Net Interest
 Income/Spread                  $3,746,209  3.25%               $3,336,656 3.32%
                                ==========                      ==========
Contribution of
 Non-Interest-
 Bearing Funds                              0.71%                          0.78%
Net Interest Margin                         3.96%                          4.10%
                                            =====                          =====
Ratio of Average
 Interest-Earning
 Assets to Average
 Interest-Bearing
 Liabilities                              118.37%                        118.74%

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

     Year ended December 31, 1999 compared to year ended December 31, 1998.

                          Increase (Decrease) in Net Interest Income
                                Net        Due to       Due to
                              Change        Rate        Volume
Interest Earning Assets:
 Loans                       $701,451    $(322,929)    $1,024,380
 Taxable Investments and
  Mortgage Backed Securities   49,711      (51,177)       100,888
 Fed Funds Sold              (171,325)     (27,982)      (143,343)
 Municipal Loans
  and Investments             136,365       (6,296)       142,661
 Other                          3,535       (3,551)         7,086
                             --------    ----------    ----------
 TOTAL                        719,737     (411,935)     1,131,672
                             --------    ----------     ---------
Interest Bearing Liabilities:
 Interest Bearing Demand        1,974         (522)         2,496
 Savings                      117,187      (38,588)       155,775
 Other Time Deposits          207,433     (182,763)       390,196
 Other                        (16,409)      (9,976)        (6,433)
                             --------    ----------      --------
 TOTAL                        310,185     (231,848)       542,033
                             --------    ----------      --------
Change in Net
Interest Income              $409,552    $(180,087)      $589,639
                             ========    ==========      ========


     Provision for Loan Losses. The amount charged to the provision for loan losses by the Bank is based on management's evaluation as to the amounts required to maintain an allowance adequate to provide for potential losses inherent in the loan portfolio. The level of this allowance is dependent upon the total amount of past due and non-performing loans, general economic conditions and management's assessment of potential losses based upon internal credit evaluations of loan portfolios and particular loans. In 1999, the Bank management allocated the allowance based on an assigned risk factor for each category of loans and adjusting the allocation by the potential loss of individual loans. Specific factors considered by management in setting the reserve for loan losses consist of the following:

  *    Total loans outstanding.
  * The balance of the allowance for loan losses as a percent of total loans outstanding.
  * The allowance for loan losses as a percent of past due loans, classified loans and non-performing loans.
  *    The level of past due loans.
  *    Non-accrual loans.
  * The level of watch list loans which include past due loans, loans identified as potential problem loans, loans with inadequate collateral, work out loans and loans where a change in repayment ability has occurred due to death or divorce.

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

     At December 31, 1999 and 1998 the Company did not have any loans that meet the definition of troubled debt restructuring contained in SFAS No. 15. Also, the Company did not have any loans considered to be impaired under SFAS Nos. 114 & 118 at December 31, 1999 and 1998. Loans past due 90 days or more that were still accruing interest totaled $133,000 at December
31, 1999. At December 31, 1998 loans past due 90 days or more that were still accruing interest totaled
$144,000.

     During the year ended December 31, 1999, $120,000 was charged to the provision for loan losses compared to $150,000 for the year ended December 31, 1998. At
December 31, 1999, the allowance was $896,000 or 1.09% of total loans. This compares to an allowance of $773,000 or 1.21% of total loans as of December 31, 1998. Net recoveries were $3,000 for the year ended
December 31, 1999 and as compared to a net charge off of $54,000 for the year ended December 31, 1998. Non-performing loans at December 31, 1999 were $350,000.

     The following table summarizes loan charge-offs and recoveries by type of loan for the years ended
December 31, 1999 and 1998:

    Loan Type        December 31, 1999       December 31, 1998

                   Charge-Off   Recovery    Charge-Off  Recovery

Real Estate         $   ----   $  2,000     $    ---    $  1,000
Commercial and
 Industrial             ----      1,000       13,000        ----
Agricultural            ----     50,000        1,000      11,000
Consumer              62,000     12,000       64,000      12,000

TOTALS              $ 62,000   $ 65,000     $ 78,000    $ 24,000


     The Company had net losses to average total loans of (0.004%) for the year ended December 31, 1999 and
 .09% for the year ended December 31, 1998.

     The Bank has allocated its allowance for credit losses at the end of each period presented as follows:

  Balance at End of
Period Applicable to:          December 31, 1999    December 31, 1998

                                       % of Loans            % of Loans
                                         to total              to total
                               Amount     Loans     Amount       Loans

Commercial and agricultural  $ 578,000     58%    $     ---        52%
Real Estate-construction        58,000      7%          ---         6%
Real Estate-mortgage            77,000     19%          ---        31%
Consumer                       120,000     16%       38,000        11%

Total Domestic                 833,000    100%       38,000       100%

Unallocated                     63,000              735,000
                             ---------    ----    ---------       ----
TOTALS                       $ 896,000    100%    $ 773,000       100%
                             =========    ====    =========       ====

     Other Operating Income. Other operating income for the year ended December 31, 1999, increased $92,967 or 8.2% to $1,035,810 from $1,128,777 for the year ended December 31, 1998. Mortgage Underwriting Fees for the year ended December 31, 1999 decreased $233,636 or 80.1% to $58,115 from $291,751 for the year ended
December 31, 1998. This decrease is primarily due to decreased volume of real estate mortgage loan financing and refinancing due to the rising interest rates for the year ended December 31, 1999. The Company originated $5,438,993 of loans for the secondary market for the year ended December 31, 1999 compared to $19,141,060 for the year ended December 31, 1998. Loan
Servicing Fee Income for the year ended December 31,
1999 increased $41,046 or 92.2% to $85,579 from $44,533
for the year ended December 31, 1998. This increase is primarily due to increased volume of loans serviced by the bank. Average serviced loans totaled $26,908,000 for the year ended December 31, 1999 compared to $22,036,000 for the year ended December 31, 1998.

     Operating Expenses. Operating expenses for the year ended December 31, 1999 increased $454,255 or 16.1% to $3,274,988 from $2,820,733 for the year ended
December 31, 1998. Salaries and related benefits increased $218,167 or 13.8% to $1,803,199 for the year ended December 31, 1999 from $1,585,032 for the year ended December 31, 1998. This increase is primarily due to wage increases, higher costs for employee benefit programs and additional employees hired for the new Casco branch office. Occupancy expenses for the year ended December 31, 1999 increased $65,502 or 40.1% to $228,944 from $163,442 for the year ended December
31, 1998. The increase is primarily due to the cost involved in the new Casco branch location. Equipment rentals, depreciation and maintenance increased $88,995 or 31.5% to $371,892 for the year ended December 31, 1999 from $282,897 for the year ended December 31, 1998. This increase is primarily due to additional depreciation expense on furniture and equipment acquired to support the new office in Casco. In 1999 there was twelve months of depreciation on the new equipment reflected in expense. Data Processing expense increased $26,476 or 20.9% to $156,056 for the year ended December 31, 1999 from $129,061 for the year ended December 31, 1998. The increase is due to additional data processing cost in the investment corporation. Other operating expenses increased
$54,596 or 8.3% to $714,897 for the year ended December
31, 1999 from $660,301 for the year ended December 31, 1998. This increase results from additional expenses associated with stock offering and increase in spending on supplies, accounting fees and legal fees in 1999.

     Dividends and Equity Capital. The Company paid its shareholders dividends of $268,933 or $1.05 per share for the year ended December 31, 1999 and $236,196 or $0.97 per share for the year ended December 31, 1998. The following table summarizes the Company's dividend pay out ratio and average capital position for the years specified.

                                 Year Ended December 31,

                                     1999        1998
          Dividend Payout Ratio     25.87%      22.21%
          Equity to Assets Ratio     9.97%      10.38%


Liquidity and Interest Rate Sensitivity

     The Company must maintain an adequate liquidity position in order to respond to the short-term demand for funds caused by withdrawals from deposit accounts, extensions of credit and for the payment of operating expenses. Maintaining this position of adequate liquidity is accomplished through the management of a combination of liquid assets; those which can be converted into cash and access to additional sources of funds. Primarily liquid assets of the Company are cash and due from banks, federal funds sold, investments held as "available for sale" and maturing loans.
Federal funds purchased and loans from the Federal Home
Loan Bank system represent the Company's primary source of immediate liquidity and were maintained at a level to meet immediate needs. Federal Funds Sold averaged approximately $2,363,000 and $5,400,000 for the years ended December 31, 1999 and 1998, respectively.
Brokered deposits totaled $3,400,000 at December 31,
1999. Maturities in the Company's loan and investment portfolios are monitored regularly to avoid matching short-term deposits and long-term loans and investments. Other assets and liabilities are also monitored to provide the proper balance between liquidity, safety, and profitability. This monitoring process must be continuous due to the constant flow of cash which is inherent in a financial institution.

     The Company actively manages its interest rate sensitive assets and liabilities to reduce the impact of interest rate fluctuations. In addition, the Bank monitors the interest rates paid on certificates of deposit as advertised by its competitors and endeavors to pay competitive interest rates to retain and attract certificates of deposit. Should competitive pressures dictate, the Bank may have to increase rates paid to retain the certificates of deposit that mature in the next year and any increase in interest rates paid on certificates of deposit may reduce future Company earnings. The Bank also monitors the assets and liabilities that reprice each month to determine the impact on future earnings due to anticipated repricings. At December 31, 1999, the Company's rate sensitive liabilities exceed rate sensitive assets due within one year by $ 10,549,000.

     As part of managing liquidity, the Company monitors its loan to deposit ratio on a daily basis.
At December 31, 1999 the ratio was 85.0% which is within the Company's acceptable range. The Company also monitors the levels of assets and liabilities that reprice with changes in the prime rate. At December 31, 1999, the Bank had net repriceable prime rate sensitive assets of $6,432,000. The Bank's repriceable "Tied to Prime" certificates of deposit, which have a 4.0 % floor and 12.0% ceiling, totaled $4,431,000.00 at December 31, 1999.

     The Company experienced a decrease in cash and cash equivalents, its primary source of liquidity, of $7,804,720 during 1999. The primary sources of cash flow for 1999 were a net increase in deposits of $9,647,475, short term borrowing of $1,294,075, the stock issuance of $1,100,000 and the Company's cash flow from operations of $1,372,024. Cash flow from financing activities as well as from investing activity were used to fund loan growth of $18,417,125 and $1,319,703 for capital expenditures. The Company's management believes its liquidity sources are adequate to meet its operating needs and does not know of any trends, events or uncertainties that may result in a significant adverse effect on the Company's liquidity position.

     The following table illustrates the projected maturities and the repricing mechanisms of the major asset/liability categories of the Company as of December 31, 1999, based on certain assumptions. No prepayment assumptions have been made for the loan portfolio. Maturities and repricing dates for investments have been projected by applying the classifications set forth below to contractual maturities and repricing dates. The Bank's variable rate loans consist primarily of commercial loans which reprice with changes in the prime rate and are generally written for a 1 year term.


                               1 Year      1 - 5       5 - 10      After 10
                               or Less     Years       Years        Years

Interest Earning Assets:
 Fed Funds Sold             $        --  $        --  $        --  $        --
 Investment Securities        1,556,000    8,677,000    6,078,000    2,542,000
 Loans:
   Variable Rate             10,863,000           --           --           --
   Real Estate-Construction   5,154,000      675,000           --           --
   Real Estate-Other          7,800,000   18,090,000      982,000    1,936,000
   Commercial and Industrial  7,882,000   12,016,000      528,000      714,000
   Agricultural               2,612,000    2,944,000           --      627,000
   Consumer                   2,077,000    5,690,000      241,000        2,000
                            -----------  -----------   ----------   ----------
Total Loans                  36,388,000   39,415,000    1,751,000    3,279,000
                            -----------  -----------   ----------   ----------
 Other                          397,000      330,000      806,000           --
Total Interest Earning
 Assets                      38,351,000   48,422,000    8,635,000    5,812,000
                            -----------  -----------   ----------   ----------
Interest Bearing
 Liabilities:
 Interest Bearing Demand             --           --           --    5,541,000
 Savings Deposits             5,947,000           --           --   13,877,000
 Money Market Accounts        1,157,000           --           --    2,699,000
 Certificates of Deposit     28,188,000   12,859,000           --           --
 Jumbo CD's                   7,559,000    1,287,000           --           --
 IRA's                        4,641,000    1,006,000           --           --
 Other                        1,408,000           --           --           --
                            -----------  -----------   ----------  -----------
Total Interest Bearing
 Liabilities                 48,900,000   15,152,000            0   22,117,000
                            -----------  -----------   ----------  -----------
Interest Sensitivity
 Gap per Period            $(10,549,000) $33,270,000  $ 8,635,000 $(16,296,000)
                           ============= ===========  =========== ============
Cumulative Interest
 Sensitivity Gap           $(10,549,000) $22,721,000  $31,356,000  $15,060,000
                           ============= ===========  ===========  ===========
Interest Sensitivity
 Gap as a Percentage
 of Earning Assets               (10.4%)       32.8%         8.5%      (16.1%)

Cumulative Sensitivity
 Gap as a Percentage
 of Earning Assets               (10.4%)       22.4%        30.9%        14.8%

     The Company does not have any security
concentrations exceeding 10% of stockholder's equity that are required to be disclosed.

     CAPITAL RESOURCES

     The Company's primary source of capital since commencing operations has been from issuance of common stock and retained operating profit. The Company does not have any long term debt facility arrangements at December 31, 1999. Capital for the Bank is above regulatory requirements at December 31, 1998.
Pertinent capital ratios for the Bank as of December
31, 1999 are as follows:

                                                    Minimum
                                      Actual     Requirements

Tier 1 Risk-Based Capital Ratio        11.8%          4.0%
Total Risk-Based  Capital Ratio        12.9%          8.0%
Leverage Ratio                          9.5%          4.0%

Dividends from the Bank to the Company may not exceed the undivided profits of the Bank (included in consolidated retained earnings) without prior approval of a federal regulatory agency. The Bank paid $268,950 and $216,300 in dividends to the Company for the years ended December 31, 1999 and 1998, respectively. At
December 31, 1999 the Bank could have paid the Company approximately $2,311,000 of additional dividends without prior regulatory approval. In addition, Federal banking laws limit the amount of loans the bank may make to the Company, subject to certain collateral requirements. No loans were made by the Bank to the Company during 1999 or 1998. The $1,100,000.00 proceeds from the sale of the 25,000 additional shares of stock was used to replenish the short term investments that were liquidated in order to pay for the acquisition and construction of the new Casco branch. The short term investments would be available for our general corporate purposes, including funding loan growth, capital expenditures, operating expenses, stock repurchases or other activities.

     The Company evaluates its tax position and the relative tax equivalent yield of various alternative investments and reviews the yield curve in making its investment decisions. The Company has increased its municipal loan and investment position based on this evaluation from an average investment of $6,248,440 in 1998 to $9,373,396 in 1999.

ITEM 7.   FINANCIAL STATEMENTS.




                             Luxemburg Bancshares, Inc.
                                       and Subsidiaries
                                   Luxemburg, Wisconsin



                      Consolidated Financial Statements
                 Years Ended December 31, 1999 and 1998

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          This item is not applicable.

                       PART III

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE
          REGISTRANT; COMPLIANCE WITH SECTION 16(a) OF
          THE EXCHANGE ACT.

     Information called for by Item 9 is contained under "Election of Directors" and "Section 16(a)
Beneficial Ownership Reporting Compliance" of the
Company's Proxy Statement, dated March 27, 2000 with respect to the Annual Meeting of Shareholders to be held on April 29, 2000 filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 and which is incorporated herein by reference in response to this item.

     Reference is also made to "Executive Officers Of
The Registrant" included at the end of Part I of this Form 10-KSB in partial response to Item 9.

ITEM 10.  EXECUTIVE COMPENSATION.

     The information appearing under "Director
Compensation" and " Executive Compensation" of the
Company's Proxy Statement dated March 27, 2000 is incorporated herein by reference in response to this item.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT.

     The information appearing under "Beneficial
Ownership of Principal Shareholders, Directors and
Management" of the Company's Proxy Statement dated
March 27, 2000 is incorporated herein by reference in response to this item.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information appearing under "Related
Transactions" of the Company's Proxy Statement dated
March 27, 2000 is incorporated herein by reference in response to this item.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the last quarter of fiscal 1999.

          INDEX TO EXHIBITS

   EXHIBIT NO.                        DESCRIPTION

        3.1        Articles of Incorporation, incorporated herein by
                   reference to Exhibit 3(i) of the Company's Quarterly
                   Report on Form 10-QSB for the Quarter Ended June 30, 1998
        3.2        Bylaws, incorporated herein by reference to Exhibit 3.2
                   of the Company's Registration Statement on Form 10-SB
       10.1        Director Deferred Compensation Plan for Bank of Luxemburg,
                   incorporated herein by reference to Exhibit 10.1 of the
                   Company's Registration Statement on Form 10-SB
       10.2        1999 Directors Stock Purchase Plan, incorporated
                   herein by reference to exhibit 10.1 of the
                   Company's quarterly report on Form 10-QSB for the
                   quarter ended June 30, 1999
       21          Subsidiaries of the Registrant
       27          Financial Data Schedule

                      SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the
Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                              LUXEMBURG BANCSHARES, INC.


Date:  March 22, 2000         By:  /s/ John A. Slatky
                                 ------------------------
                                  John A. Slatky
                                  President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange
Act of 1934, the report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 22, 2000.


By:  /s/ John  A. Slatky
   ----------------------
   John A. Slatky           President and Chief Executive Officer and a Director

By:  /s/ John H. Kaye
   ----------------------
   John H. Kaye, C. P. A.   Treasurer and Chief Financial and Accounting Officer


By:
   ----------------------
   Irvin G. Vincent            Chairman of the Board of Directors


By:
   ----------------------
   Willard Marchant            Director


By:  /s/ Thomas J. Rueckl
   ----------------------
   Thomas J. Rueckl            Director


By:  /s/ James J. Jadin
   ---------------------
   James J. Jadin              Director


By:  /s/ Ronald A. Ledvina
   -----------------------
   Ronald A. Ledvina           Director


By:
   --------------------------
   Richard L. Dougherty        Director


By:  /s/ Donald E. Pritzl
   ------------------------
   Donald E. Pritzl            Director







MW404538_1.DOC