Form 10KSB/A
period 1999-12-31
LUXEMBURG BANCSHARES INC
filed 2000-03-30
CIK 1037265

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

Check if there is no disclosure of delinquent filers in response to Item 405 of regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any
amendment to this Form 10-KSB.   [X]

Issuer's revenues for the year ended December 31, 1999 $8,445,831.

The aggregate market value (determined using the book value per share) of common stock held by non-affiliates of the registrant as of March 6, 2000 was $8,567,987.

The number of shares outstanding of the registrant's common stock as of March 6, 2000 was 270,264.

ITEM 7.

                                       LUXEMBURG BANCSHARES, INC.
                                                 AND SUBSIDIARIES
                                             Luxemburg, Wisconsin


                                Consolidated Financial Statements
                           Years Ended December 31, 1999 and 1998

                           Table of Contents


Independent Auditor's Report                                        1

Financial Statements
  Consolidated Balance Sheets                                       2
  Consolidated Statements of Income                                 3
  Consolidated Statements of Changes in Stockholders' Equity        4
  Consolidated Statements of Cash Flows                             5
  Notes to Consolidated Financial Statements                        6

                     Independent Auditor's Report



Board of Directors
Luxemburg Bancshares, Inc.
Luxemburg, Wisconsin


We have audited the accompanying consolidated balance sheets of Luxemburg Bancshares, Inc. and Subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Luxemburg Bancshares, Inc. and Subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.




Wipfli Ullrich Bertelson LLP


February 10, 2000
Green Bay, Wisconsin

                                              Consolidated Balance Sheets
                                               December 31, 1999 and 1998

                   Assets                          1999        1998

Cash and due from banks                         $4,275,838  $2,931,179
Interest-bearing deposits                          240,293     907,672
Federal funds sold                                       0   8,482,000

Cash and cash equivalents                        4,516,131  12,320,851

Investment securities available for sale -
 Stated at fair value                           18,276,824  18,064,562
Loans held for sale                                140,000     246,000

Total loans receivable                          82,226,209  63,806,248
Allowance for loan losses                         (895,952)  (773,116)

Net loans receivable                            81,330,257  63,033,132
Premises and equipment                           2,731,432   1,779,477
Other investments at cost                          318,550     276,050
Other assets                                     2,735,318   2,250,553

TOTAL ASSETS                                  $110,048,512 $97,970,625

    Liabilities and Stockholders' Equity

Liabilities:
Non-interest-bearing deposits                  $12,198,310 $10,758,991
Interest-bearing deposits                       84,761,332  76,553,176

Total deposits                                  96,959,642  87,312,167
Short-term borrowings                            1,373,649      79,574
Borrowed funds                                      27,683      78,031
Other liabilities                                  947,691   1,044,420

Total liabilities                               99,308,665  88,514,192

Stockholders' equity:
Preferred stock - $0.01 par value:
 Authorized - 400,000 shares, no shares
 outstanding
Common stock - $1.00 par value:
 Authorized - 2,400,000 shares
 Issued - 295,500 shares in 1999 and
 270,500 shares in 1998                            295,500     270,500
Capital surplus                                  4,281,977   3,206,508
Retained earnings                                6,891,080   6,120,356
Accumulated other comprehensive income(deficit)   (384,551)    203,419
Treasury stock at cost - 26,984 shares in 1999
 and 26,999 shares in 1998                        (344,159)   (344,350)

Total stockholders' equity                      10,739,847   9,456,433

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $110,048,512 $97,970,625


See accompanying notes to consolidated financial statements.

                                       Consolidated Statements of Income
                                  Years Ended December 31, 1999 and 1998

                                                   1999        1998

Interest income:
 Interest and fees on loans                     $6,192,866   $5,454,302
 Interest on investment securities:
  Taxable                                          744,485      694,774
  Tax-exempt                                       319,965      220,713
 Other interest and dividend income                152,705      320,494

   Total interest income                         7,410,021    6,690,283

Interest expense:
 Deposits                                        3,633,153    3,306,559
 Short-term borrowings                              24,988       13,021
 Borrowed funds and capital lease obligation         5,671       34,047

   Total interest expense                        3,663,812    3,353,627

Net interest income                              3,746,209    3,336,656
Provision for loan losses                          120,000      150,000

Net interest income after provision
 for loan losses                                 3,626,209    3,186,656

Other income:
 Service charges on deposit accounts               201,019      192,236
 Mortgage underwriting fees - Secondary market      58,115      291,751
 Loan servicing fee income - Net                    85,579       44,533
 Commissions                                       362,828      343,230
 Other operating income                            328,269      257,027

   Total other income                            1,035,810    1,128,777

Operating expenses:
 Salaries and related benefits                   1,803,199    1,585,032
 Net occupancy expense                             228,944      163,442
 Equipment rentals, depreciation, and
  maintenance                                      371,892      282,897
 Data processing                                   156,056      129,061
 Other operating expenses                          714,897      660,301

   Total operating expenses                      3,274,988    2,820,733

Income before provision for income taxes         1,387,031    1,494,700
Provision for income taxes                         347,374      431,171

Net income                                      $1,039,657   $1,063,529

Basic earnings per common share                      $3.87        $4.37


See accompanying notes to consolidated financial statements.

             Consolidated Statements of Changes in Stockholders' Equity
                                 Years Ended December 31, 1999 and 1998

                                                                   Accumulated
                                                                      Other
                                  Common    Capital    Retained   Comprehensive     Treasury
                                  Stock     Surplus    Earnings  Income (Deficit)    Stock        Total
Balance, January 1, 1998         $ 45,083  $3,431,925  $5,293,023   $103,195        ($344,350)   $8,528,876

Change in par value               225,417    (225,417)                                                    0

Dividends paid                                           (236,196)                                 (236,196)

Comprehensive income:
 Net income                                             1,063,529                                 1,063,529
 Other comprehensive income                                          100,224                        100,224

 Total comprehensive income                                                                       1,163,753

Balance, December 31, 1998        270,500   3,206,508   6,120,356    203,419         (344,350)    9,456,433

Issuance of common stock           25,000   1,075,000                                             1,100,000

Dividends paid                                           (268,933)                                 (268,933)

Sale of treasury stock                                        469                         191           660

Comprehensive income:
 Net income                                             1,039,657                                 1,039,657
 Other comprehensive loss                                           (587,970)                      (587,970)

 Total comprehensive income                                                                          451,687

Balance, December 31, 1999       $295,500  $4,281,977  $6,891,080  ($384,551)       ($344,159)   $10,739,847


                                      Consolidated Statements of Cash Flows
                                     Years Ended December 31, 1999 and 1998

                                                         1999         1998

Cash flows from operating activities:
   Net income                                      $ 1,039,657  $ 1,063,529

   Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation and net amortization                 364,311      269,895
     Provision for loss on other real estate                 0        7,500
     Provision for loan losses                         120,000      150,000
     Proceeds from sales of loans held for sale      5,438,993   19,141,060
     Originations of loans held for sale            (5,323,500) (19,184,900)
     Gain on sale of assets - Net                       (9,493)     (46,324)
     Credit for deferred taxes                         (84,951)     (17,928)
     Change in operating assets                       (382,514)    (214,129)
     Change in operating liabilities                   209,521       (8,215)

       Total adjustments                               332,367       96,959

   Net cash provided by operating activities         1,372,024    1,160,488

   Cash flows from investing activities:
     Proceeds from maturities of securities
      available for sale                            10,770,259    4,395,681
     Purchase of securities available for sale     (11,873,304)  (8,166,434)
     Net increase in loans                         (18,417,125)  (3,150,404)
     Purchase of additional life insurance             (17,300)     (17,300)
     Proceeds from sale of assets                            0       15,164
     Capital expenditures                           (1,319,703)    (340,431)
     Purchase of other investments                     (42,500)     (23,000)

   Net cash used in investing activities           (20,899,673)  (7,286,724)

   Cash flows from financing activities:
     Net increase in deposits                        9,647,475   14,665,800
     Net increase (decrease) in short-term
      borrowings                                     1,294,075     (560,428)
     Principal payments on borrowed funds              (50,348)    (554,797)
     Dividends paid                                   (268,933)    (236,196)
     Issuance of common stock                        1,100,000            0
     Sale of treasury stock                                660            0

   Net cash provided by financing activities        11,722,929   13,314,379

Net increase (decrease) in cash and cash
  equivalents                                       (7,804,720)   7,188,143
Cash and cash equivalents at beginning              12,320,851    5,132,708

Cash and cash equivalents at end                    $4,516,131  $12,320,851


Supplemental information:

Cash paid during the year for:
  Interest                                          $3,804,259   $3,465,568
  Income taxes                                         456,042      460,116

See accompanying notes to consolidated financial statements.

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

         Principles of Consolidation - The consolidated financial statements include the accounts of Luxemburg Banchares, Inc. and its subsidiaries, Bank of Luxemburg, Luxemburg Investment Corporation, and Area Development Corporation. All significant intercompany balances and transactions have been eliminated.

         Use of Estimates in Preparation of Financial Statements - The preparation of the accompanying consolidated financial statements in conformity with generally accepted accounting pronciples requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from these estimates.

         Cash and Cash Equivalents - For purposes of reporting cash flows, cash and cash equivalents include cash on hand, interest-bearing and non-interest-bearing deposits in banks, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

         Investment in Securities - The Company's investments in securities are classified as available for sale and consist of debt, equity, and mortgage-related securities. These securities are stated at fair value. Unrealized holding gains and losses, net of tax, on securities available for sale are reported as accumulated other comprehensive income (deficit) within stockholders' equity until realized.

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

         Allowance for Loan Losses -The allowance for loan losses includes specific allowances related to commercial loans which have been judged to be impaired. A loan is impaired when, based on current information, it is probable that the Company will not collect all amounts due in accordance with the contractual terms of the loan agreement. These specific allowances are based on discounted cash flows of expected future payments using the loan's initial effective interest rate or the fair value of the collateral if the loan is collateral dependent.

         The Company continues to maintain a general allowance for loan losses for loans not considered impaired. The allowance for loan losses is maintained at a level which management believes is adequate to provide for possible loan losses. Management periodically evaluates the adequacy of the allowance using the Company's past loan loss experience, known and inherent risks in the portfolio, composition of the portfolio, current economic conditions, and other relevant factors. This evaluation is inherently subjective since it requires material estimates that may be susceptible to significant change.

         In management's judgment, the allowance for loan losses is adequate to cover probable losses inherent in the balance of the loan portfolio.

         Mortgage Servicing Rights - The cost of mortgage servicing is amoritized in proportion to, and over the period of, estimated net servicing revenue. Impairment of mortgage servicing rights is assessed based on the fair value of those rights. Fair values are estimated using discounted cash flows based on a current market interest rate. For opurposes of measuring impairment, the rights are stratified by rate in the quarter in which the related mortgage loans were sold.

         Premises and Equipment - Premises and equipment are stated at cost. Maintenance and repair costs are charged to expense as incurred.
         Gains or losses on disposition of premises and equipemnt are reflected in income. Depreciation is computed on the straight-line method and is based on the estimated useful lives of the assets which range from three to thirty-five years.

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

         Earnings per Share - Earnings per common share are based upon the weighted average number of common shares outstanding. The weighted average number of shares outstanding was 255,218 in 1999 and 243,501 in 1998. The basic and diluted earnings per share computations are the same for 1999 and 1998.

         Comprehensive Income - Comprehensive income consists of net income and other comprehensive income. Other comprehensive income (loss) includes unrealized gains and losses on securities available for sale, net of tax, which are recognized as a separate component of equity, accumulated other comprehensive income (deficit).

         Future Accounting Change - In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. This statement requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. As amended by SFAS No. 137, the statement is effective for fiscal years beginning after June 15, 2000. Management, at this time, cannot determine the effect adoption of this statement may have on the consolidated financial statements of the Company as the accounting for derivatives is dependent on the amount and nature of derivatives in place at the time of adoption.

         Reclassifications - Certain reclassifications have been made to the 1998 consolidated financial statements to conform to the 1999 classifications.

Note 2   Restrictions on Cash and Cash Equivalents

         Cash and cash equivalents in the amount of $358,000 were restricted at December 31, 1999, to meet the reserve requirements of the Federal Reserve System.

Note 3   Investment Securities

         The amortized cost and estimated fair value of investment securities available for sale are as follows:

                                            Gross       Gross
                               Amortized  Unrealized  Unrealized  Estimated
                                 Cost       Gains       Losses    Fair Value

December 31, 1999:

U.S. Treasury securities and
 obligations of U.S. government
 agencies and corporations     $ 2,648,101   $2,649   $ 27,190  $ 2,623,560
Obligations of states and
 political subdivisions          8,137,008    5,634    263,724    7,878,918
Mortgage-related securities      8,077,026    1,255    303,935    7,774,346

Total                          $18,862,135   $9,538   $594,849  $18,276,824

                                            Gross       Gross
                               Amortized  Unrealized  Unrealized   Estimated
                                 Cost       Gains       Losses     Fair Value

December 31, 1998:

U.S. Treasury securities and
 obligations of U.S. government
 agencies and corporations     $ 2,396,240  $58,280   $      0  $ 2,454,520
Obligations of states and
 political subdivisions          5,613,364  162,651          0    5,776,015
Mortgage-related securities      7,746,049  104,651     16,673    7,834,027
Commercial paper                 2,000,000        0          0    2,000,000

Total                          $17,755,653 $325,582    $16,673  $18,064,562

Fair values of securities are estimated based on financial models or prices paid for similar securities. It is possible interest rates could change considerably resulting in a material change in the estimated fair value.

The amortized cost, estimated fair value, and weighted average yield of investment securities available for sale at December 31, 1999, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                         Amortized   Estimated     Weighted
                                           Cost      Fair Value  Average Yield

Due in one year or less                $   610,436  $   610,302        4.25%
Due after one year through five years    4,224,778    4,188,709        5.44%
Due after five years through ten years   3,321,493    3,264,904        4.81%
Due after ten years                      2,628,402    2,438,563        4.67%
                                        10,785,109   10,502,478
Mortgage-related securities              8,077,026    7,774,346        6.27%

Total investment securities            $18,862,135  $18,276,824        5.54%

There were no sales of debt securities during 1999 and 1998.

Investment securities with an amortized cost of $999,768 and estimated fair value of $979,150 were pledged to secure public deposits, short-term borrowings, and other purposes required by law as of December 31, 1999.

Note 4   Loans

The composition of loans at December 31 follows:

                                             1999            1998

Real estate:
  Construction                            $ 5,719,219      $ 3,539,754
  Other                                    15,801,590       19,889,646
Commercial and industrial                  41,919,671       27,540,944
Agricultural                                6,422,469        5,847,901
Consumer                                   12,363,260        6,988,003

Total loans                               $82,226,209      $63,806,248

The aggregate amount of nonperforming loans was approximately $350,000 and $438,000 at December 31, 1999 and 1998, respectively. Nonperforming loans are those which are contractually past due 90 days or more as to interest or principal payments, on a nonaccrual of interest status, or loans the terms of which have been renegotiated to provide a reduction or deferral of interest or principal. The interest income recorded and that which would have been recorded had nonaccrual and renegotiated loans been current, or not troubled, are not material to the consolidated financial statements for the years ended December 31, 1999 and 1998.

At December 31, 1999 and 1998, there were no loans considered to be impaired. There were also no imparied loans during 1999 and 1998.

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

Activity in such loans during 1999 is summarized below:

Loans outstanding, December 31, 1998              $ 3,277,539
New loans                                           1,002,405
Repayment                                          (1,818,464)

Loans outstanding, December 31, 1999               $2,461,480

An analysis of the allowance for loan losses for the years ended
December 31 follows:

                                              1999           1998

Balance at beginning                         $773,116      $677,101
Provision charged to operating expense        120,000       150,000
Recoveries on loans                            64,748        23,636
Loans charged off                             (61,912)      (77,621)

Balance at end                               $895,952      $773,116

Note 5   Loan Servicing

         Mortgage loans of $22,851,431 and $25,651,000 as of December 31, 1999 and 1998, respectively, were serviced for others. These loans are not included in the accompanying consolidated balance sheets. Mortgage servicing rights are capitalized when the serviced loans are sold. This asset is amortized over the estimated period that servicing income is recognized. The following is an analysis of changes in mortgage servicing rights:

                                              1999           1998

         Balance, January 1                 $175,747       $ 80,167
         Capitalized amounts                  44,985        131,803
         Amortization                        (50,117)       (36,223)

         Balance, December 31               $170,615       $175,747

         No impairment of mortgage servicing rights existed at December 31, 1999 or 1998; therefore, no valuation allowance was recorded.

         The carrying value of the mortgage servicing rights is included with other assets and approximates fair market value at December 31, 1999 and 1998.

Note 6   Premises and Equipment

         Details of premises and equipment at December 31 follows:

                                                 1999        1998

         Land                                $  107,122  $   70,246
         Buildings and improvements           2,493,870   1,463,146
         Furniture and equipment              1,986,399   1,535,375

         Totals                               4,587,391   3,068,767
         Construction in progress                     0     198,921
         Less - Accumulated depreciation      1,855,959   1,488,211


         Net depreciated value               $2,731,432  $1,779,477

         Depreciation and amortization of premises and equipment charged to operating expense totaled $367,748 in 1999 and $272,304 in 1998.

Note 7   Lease

         In 1997, the Company entered into a lease for computer equipment. The computer lease, which expires in 2000, is classified as a capital lease.

         Premises and equipment include the following amounts for the computer lease that has been capitalized:

                                              1999         1998

         Furniture and equipment             $73,931       $73,931
         Less - Accumulated amortization      50,351        31,868

         Totals                              $23,580       $42,063

         Lease amortization is included in depreciation expense.

         The capital lease expires March 31, 2000, with payments of $6,817 in 2000 of which $91 represents interest. The carrying value of the capital lease obligation is included with other liabilities and approximates fair market value at December 31, 1999.

Note 8   Deposits

         The distribution of deposits at December 31 is as follows:

                                                   1999          1998

         Non-interest-bearing demand deposits  $12,198,310  $10,758,991
         Interest-bearing demand deposits        5,541,023    6,805,296
         Savings deposits                       19,824,412   17,516,126
         Money market deposits                   3,855,885    3,914,723
         Time deposits                          55,540,012   48,317,031

         Total deposits                        $96,959,642  $87,312,167

         Time deposits of $100,000 or more were approximately $9,463,000 and $5,092,000 at December 31, 1999 and 1998, respectively. Interest expense on time deposits of $100,000 or more was approximately $331,000 and $247,000 for the years ended December 31, 1999 and 1998, respectively.

         At December 31, 1999, the scheduled maturities of time deposits are as follows:

         2000                   $44,741,012
         2001                     6,307,000
         2002                     3,217,000
         2003                     1,071,000
         Thereafter                 204,000

         Total                  $55,540,012

Note 9    Short-Term Borrowings

          Short-term borrowings consist of treasury tax and loan deposits and federal funds purchased of $1,373,649 and $79,574 at December
          31, 1999 and 1998, respectively, which generally mature within 1 to 120 days from the transaction date.

Note 10   Borrowed Funds

          Borrowed funds consist of the following:

                                                       1999         1998

          6.63% land contract, payable at
          $2,831 per month including
          interest, due September 1, 1999             $     0       $24,787

          8.0% note, payable at $2,408 per
          month including interest, due
          December 31, 2000                            27,683        53,244

          Totals                                      $27,683       $78,031

Note 11   Income Taxes

          The provision for income taxes consists of the following:

                                                       1999         1998

          Current tax expense:
            Federal                                  $374,367      $389,183
            State                                      57,958        59,916

              Total current                           432,325       449,099

          Deferred tax credit:
            Federal                                   (69,499)      (15,386)
            State                                     (17,375)       (3,861)

              Total deferred                          (86,874)      (19,247)

          Change in valuation allowance                 1,923         1,319

          Total provision for income taxes           $347,374      $431,171

          Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities net of a valuation allowance for deferred tax assets not likely to be realized. The major components of net deferred tax assets at December 31 are as follows:

                                                         1999        1998

          Deferred tax assets:
            Reserve for loan losses                   $ 247,106   $ 200,049
            Deferred compensation                       170,033     137,600
            Intangible assets                            26,843      20,094
            Net operating loss carryovers                23,466      21,543
            Other                                             0       2,941

              Total deferred tax assets                 467,448     382,227

          Deferred tax liabilities:
            Depreciation                               (156,323)   (157,988)
            Accretion                                   (14,974)    (12,950)
            Mortgage servicing rights                   (66,905)    (68,917)

              Total deferred tax liabilities           (238,202)   (239,855)

          Unrealized (gain) loss on investment
            securities available for sale               200,760    (105,490)

          Total valuation allowance recognized
            for net deferred tax assets                 (23,466)    (21,543)

          Net deferred tax asset                      $ 406,540   $  15,339

          A summary of the source of differences between income taxes at the federal statutory rate and the provision for income taxes for the years ended December 31 follows:

                                              1999                 1998
                                                % of Pretax          % of Pretax
                                          Amount   Income     Amount   Income

         Tax expense at statutory rate   $471,591   34.0    $508,198    34.0
         Increase (decrease) in
           taxes resulting from:
              Tax-exempt interest        (141,111) (10.2)    (96,934)   (6.5)
              State income taxes - Net
               of federal tax benefit      28,054    2.0      37,867     2.5
              Cash surrender value of
               life insurance in
               excess of premiums         (16,982)  (1.2)    (16,630)   (1.1)
              Other                         5,822    0.4      (1,330)   (0.1)

         Provision for income taxes      $347,374   25.0    $431,171    28.8

          The Company has state net operating loss carryforwards of approximately $450,000. The net operating losses begin to expire in 2000.

Note 12   Profit Sharing Plan

          The Bank has a 401(k) profit sharing plan covering substantially all employees. The plan provides for discretionary contributions and matching contributions up to 8% of employee compensation; however, all contributions are at the discretion of the Board of Directors. Profit sharing expense for 1999 and 1998 was $52,518 and $54,043, respectively.

Note 13   Deferred Compensation

          The Company has a deferred compensation plan which permits directors to defer a portion of their compensation. The deferred compensation is accrued but unfunded, is distributable in cash after retirement, and amounted to $433,604 and $350,895 at December 31, 1999 and 1998, respectively. The Company has insured the lives of the directors who participate in the deferred compensation plan to assist in the funding of the deferred compensation liability. The Company is the owner and beneficiary of the insurance policies. At December 31, 1999 and 1998, the cash surrender value of these policies was $1,271,195 and $1,203,458, respectively. The amount charged to operations for deferred compensation was $83,990 and $79,075 for the years ended December 31, 1999 and 1998, respectively.

Note 14   Stock Purchase Plans

          The Company adopted two stock purchase plans in 1999, one for employees and one for nonemployee directors. Employees are given the opportunity to purchase shares at 85% of fair market value of the stock on the enrollment date or on the exercise date, whichever is lower. Nonemployee directors have the opportunity to purchase the shares at fair market value. A total of 3,000 shares per year were made available under the employee plan and a total of 10,000 aggregate shares were made available under the director plan. There were no shares issued under the plans in 1999.

Note 15   Accumulated Other Comprehensive Income (Deficit)

          Comprehensive income is shown in the consolidated statements of changes in stockholders' equity. The Company's accumulated other comprehensive income (deficit) is comprised of the unrealized gain or loss on securities available for sale, net of tax. The following shows the activity in accumulated other comprehensive income (deficit):

                                                     1999          1998

          Accumulated other comprehensive income
            at beginning                           $203,419       $103,195

          Activity:
            Unrealized gain (loss) on securities
              available for sale                   (894,220)       151,855
            Tax impact                              306,250        (51,631)

          Net unrealized gain (loss) on securities
            available for sale                     (587,970)       100,224

          Accumulated other comprehensive income
           (deficit) at end                       ($384,551)      $203,419

Note 16   Commitments and Contingencies

          Stock Redemption Policy - Luxemburg Bancshares, Inc. adopted a stock redemption policy to assist in the establishment of a fair price for its shares. The Company can redeem stock up to 10% of stockholders' equity in any 12-month period without specific prior approval from the Federal Reserve Bank. At December 31, 1999, the redemption price was determined to be 80% of the book value of the stock. Thus the maximum commitment at December 31, 1999, would be $32.00 per share.

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

                                              Notional Amount
                                             1999        1998

          Commitments to extend credit    $7,928,000   $4,545,000
          Credit card arrangements         1,451,000      561,000
          Standby letters of credit          848,000      132,000

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

Note 18   Segment Information

          The Company, through a branch network of its banking subsidiary, provides a full range of consumer and commercial banking services to individuals, businesses, and farms in northeastern Wisconsin. These services include demand, time, and savings deposits; safe deposit services; credit cards; notary services; night depository; money orders, traveler's checks, and cashier's checks; savings bonds; secured and unsecured consumer, commercial, and real estate loans; ATM processing; cash management; and financial planning.

          While the Company's chief decision makers monitor the revenue streams of various Company products and services, operations are managed and financial performance is evaluated on a Companywide basis. Accordingly, all of the Company's banking operations are considered by management to be aggregated in one reportable operating segment.

Note 19   Stockholders' Equity

          The Board of Directors of the Company is authorized to issue cumulative preferred stock in series and to establish the relative rights and preferences of each series with respect to rates, redemption rights and prices, conversion terms, voluntary liquidation rights, and voting powers. Cumulative preferred stock will rank prior to common stock as to dividend rights and liquidation preferences. Under Wisconsin state law, preferred stockholders are entitled to vote as a separate class or series in certain circumstances, including any amendment which would adversely change the specific terms of such series of stock or which would create or enlarge any class or series ranking prior thereto in rights and preferences (excluding substituting the surviving entity in a merger or consolidation of the Company).

          At December 31, 1999, the Bank could have paid approximately $2,311,000 of additional dividends to the Company without prior regulatory approval. The payment of dividends is subject to the statutes governing state chartered banks and may be further limited because of the need for the Bank to maintain capital ratios satisfactory to applicable regulatory agencies.

          The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory-and possibly additional discretionary-actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

          Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. Management believes, as of December 31, 1999, that the Bank meets all capital adequacy requirements to which it is subject.

          As of December 31, 1999, the most recent notification from the regulatory agencies categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios of 8.0%, 4.0% and 4.0%, respectively. There are no conditions or events since that notification that managment believes have changed the institution's category.

          The Bank's actual and regulatory capital amounts and ratios are as follows:

                                                                  To Be Well
                                                For Capital    Capitalized Under
                                                 Adequacy      Prompt Corrective
                                  Actual         Purposes      Action Provisions
                              Amount   Ratio   Amount   Ratio    Amount   Ratio
December 31, 1999:

Total capital
 (to risk-weighted assets) $10,573,000  12.9%  $6,550,000  8.0% $8,187,000 10.0%
Tier I capital
 (to risk-weighted assets)  $9,677,000  11.8%  $3,275,000  4.0% $4,912,000  6.0%
Tier I capital
 (to average assets)        $9,677,000   9.5%  $4,082,000  4.0% $5,102,000 5.0%

December 31, 1998:

Total capital
 (to risk-weighted assets)  $9,657,000  14.6%  $5,279,000  8.0% $6,599,000 10.0%
Tier I capital
 (to risk-weighted assets)  $8,884,000  13.5%  $2,640,000  4.0% $3,960,000  6.0%
Tier I capital
 (to average assets)        $8,884,000   9.4%  $3,797,000  4.0% $4,746,000  5.0%

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

           Loans Receivable and Loans Held for Sale - For certain homogeneous categories of loans, such as fixed-rate residential mortgages, fair value is estimated using the quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings. Impaired loans are measured at the estimated fair value of the expected future cash flows at the loan's effective interest rate, the loan's observable market price, or the fair value of the collateral for loans which are collateral dependent. Therefore, the carrying value of impaired loans approximates the estimated fair value fo these assets.

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

          The carrying value and estimated fair value of financial instruments at December 31, 1999 and 1998, were as follows:

                                         1999                  1998
                                 Carrying   Estimated   Carrying   Estimated
                                   Value    Fair Value   Value     Fair Value

Financial assets:
 Cash and cash equivalents  $  4,516,131  $ 4,516,131 $12,320,851 $12,320,851
 Investment securities
   available for sale         18,276,824   18,276,824  18,064,562  18,064,562
 Total loans - Net            81,470,257   81,800,667  63,279,132  64,415,194
 Other investments               318,550      318,550     276,050     276,050

Total financial assets      $104,581,762 $104,912,172 $93,940,595 $95,076,657

Financial liabilities:
 Deposits                   $ 96,959,642 $ 97,114,590 $87,312,167 $87,826,118
 Short-term borrowings         1,373,649    1,373,649      79,574      79,574
 Borrowed funds                   27,683       27,683      78,031      78,031

Total financial liabilities $ 98,360,974 $ 98,515,922 $87,469,772 $87,983,723

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

Note 21   Parent Company Only Financial  Statements

                                                        Balance Sheets
                                            December 31, 1999 and 1998

          Assets                               1999         1998

          Cash                           $   905,824   $     3,618
          Premises and equipment             266,209       361,043
          Investment in subsidiaries       9,348,438     9,135,401

          Other                              233,399        16,600

          TOTAL ASSETS                   $10,753,870    $9,516,662

          Liabilities and Stockholders' Equity

          Borrowed funds                 $         0    $   24,787
          Other liabilities                   14,023        35,442

          Total stockholders' equity      10,739,847     9,456,433

          TOTAL LIABILITIES AND
           STOCKHOLDERS' EQUITY          $10,753,870    $9,516,662

                                                   Statements of Income
                                 Years Ended December 31, 1999 and 1998

                                                     1999        1998

          Dividends from  subsidiaries            $268,950     $216,300
          Undistributed equity in earnings
            of subsidiaries                        801,007      847,072
          Other operating income                   162,000      174,000

         Total income                            1,231,957    1,237,372


         Operating expenses                        181,869      167,325
         Interest expense                            2,335        6,399

         Total expenses                            184,204      173,724

        Income before provision for income taxes 1,047,753    1,063,648
        Provision for income taxes                   8,096          119

        Net income                              $1,039,657   $1,063,529

                                              Statements of Cash Flows
                                Years Ended December 31, 1999 and 1998

                                                       1999        1998

Cash flows from operating activities:
   Net income                                      $1,039,657   $1,063,529


   Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation                                      94,834       85,177
     Undistributed earnings of subsidiary            (801,007)    (847,072)
     Change in other operating assets                (216,799)       4,321
     Change in other liabilities                      (21,419)     (19,741)

         Total  adjustments                          (944,391)    (777,315)

   Net cash provided by operating activities           95,266      286,214

   Net cash used in investing activities -
   Capital expenditures                                     0      (64,444)

   Cash flows from financing activities:
     Principal payments on borrowed
       funds and capital lease obligations            (24,787)     (31,194)
     Dividends paid                                  (268,933)    (236,196)
     Sale of common stock                           1,100,000            0
     Sale of treasury stock                               660            0

   Net cash provided by (used in)
     financing activities                             806,940     (267,390)

   Net increase (decrease) in cash                    902,206      (45,620)
   Cash at beginning  3,618  49,238

   Cash at end                                       $905,824       $3,618


Supplemental Information:

Cash paid during the year for interest                 $2,335       $6,575

            SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                      LUXEMBURG BANCSHARES, INC.

Date:  March 22, 2000                 By:  /s/ John A. Slatky
                                          -------------------------
                                          John A. Slatky
                                          President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 22, 2000.


By:  /s/ John A. Slatky
    -----------------------
    John A. Slatky          President and Chief Executive Officer and a Director


By:  /s/ John H. Kaye
   -------------------
    John H. Kaye, C. P. A.  Treasurer and Chief Financial and Accounting Officer


By:
    ---------------------
    Irvin G. Vincent        Chairman of the Board of Directors


By:
   ----------------------
   Willard Marchant         Director


By:  /s/ Thomas J. Rueckl
   ----------------------
   Thomas J. Rueckl         Director


By:  /s/ James J. Jadin
   ----------------------
   James J. Jadin           Director


By:  /s/ Ronald A. Ledvina
   -----------------------
    Ronald A. Ledvina       Director


By:
   -----------------------
   Richard L. Dougherty      Director


By:  /s/ Donald E. Pritzl
   ----------------------
     Donald E. Pritzl        Director