Form 10QSB
period 2000-03-31
LUXEMBURG BANCSHARES INC
filed 2000-05-15
CIK 1037265

U. S. SECURITIES AND EXCHANGE COMMISSION
                     Washington. D. C. 20549

                           Form 10-QSB

(Mark One)

[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended March 31, 2000.
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from _______________ to_______________.

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

State the number of shares outstanding of each issuer's classes of common equity, as of April 21, 2000:
              270,264 shares were outstanding.

Transitional Small Business Disclosure Format (check one):  Yes  [ ]   No  [X]

                 LUXEMBURG BANCSHARES, INC.

                            INDEX

                                                         Page No.
  PART I - FINANCIAL INFORMATION

  Independent Accountant's Report                            3

  Consolidated Balance Sheets - March 31, 2000 and
  December 31, 1999                                          4

  Consolidated Statements of Income -  Three Months
  Ended March 31, 2000 and 1999                              5

  Consolidated Condensed Statements of Changes
  in Stockholders' Equity - Three Months Ended
  March 31, 2000 and 1999                                    6

  Consolidated Statements of Cash Flow - Three Months
  Ended March 31, 2000 and 1999                              7

  Notes to Consolidated Financial Statements             8 - 9

  Management's Discussion and Analysis of
  Financial Condition and Results of Operations        10 - 14

  PART II - OTHER INFORMATION

  Item 6 - Exhibits and Reports on Form 8-K                 15

  SIGNATURES                                                15

               PART I - FINANCIAL INFORMATION

                         Wipfli Ullrich
                          Bertelson LLP

               Independent Accountant's Report



Board of Directors and Stockholders
Luxemburg Bancshares, Inc.
Luxemburg, Wisconsin


We have reviewed the accompanying unaudited consolidated balance sheet of Luxemburg Bancshares, Inc. and Subsidiaries as of March 31, 2000, and the related unaudited consolidated statements of income, changes in stockholders' equity, and cash flows for the three-month period then ended. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements for them to be in conformity with generally accepted accounting principles.



/s/ Wipfli Ullrich Bertelson LLP
Wipfli Ullrich Bertelson LLP


May 3, 2000
Green Bay, Wisconsin

         LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES
          CONSOLIDATED BALANCE SHEETS - (UNAUDITED)
            March 31, 2000 and December 31, 1999

                           ASSETS


                                                     2000          1999
Cash and due from banks                         $  3,150,532  $  4,275,838
Interest-bearing deposits                            538,624       240,293
Federal funds sold                                 7,787,000             0
                                                ------------  ------------
     Cash and cash equivalents                    11,476,156     4,516,131

Investment securities available for sale-
Stated at fair value                              17,712,343    18,276,824

Total loans                                       87,845,212    82,366,209
     Allowance for credit losses                    (988,475)     (895,952)
                                                ------------  ------------
Net loans                                         86,856,737    81,470,257
Premises and equipment                             2,680,663     2,731,432
Other investments at cost                            318,550       318,550
Other assets                                       2,627,634     2,735,318
                                                ------------  ------------
TOTAL ASSETS                                    $121,672,083  $110,048,512
                                                ------------  ------------

            LIABILITIES AND STOCKHOLDERS' EQUITY


                                                    2000          1999
LIABILITIES:

Non-interest-bearing deposits                  $ 12,240,375   $ 12,198,310
Interest-bearing deposits                        95,365,981     84,761,332
                                               ------------   ------------
Total deposits                                  107,606,356     96,959,642

Short-term borrowings                             1,373,649      2,154,809
Borrowed funds                                       21,022         27,683
Other liabilities                                   810,452        947,691
                                               ------------   ------------
     Total liabilities                          110,592,639     99,308,665
                                               ------------   ------------
STOCKHOLDERS' EQUITY:

Common stock- $1.00 par value:
     Authorized - 2,400,000 shares,
     Issued - 297,248 shares in 2000 and
              295,000 shares in 1999                297,248        295,500
Capital surplus                                   4,350,450      4,281,977
Retained earnings                                 7,162,382      6,891,080
Accumulated other comprehensive deficit            (386,477)      (384,551)
Less - 26,984 shares of treasury
       common stock, at cost                       (344,159)      (344,159)
                                               ------------   ------------
     Total stockholders' equity                  11,079,444     10,739,847

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $121,672,083   $110,048,512
                                               ------------   ------------


See accompanying notes to consolidated financial statements.

         LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF INCOME
                         (UNAUDITED)

                                  Three Months Ended March 31,

                                         2000         1999
INTEREST INCOME:

Interest and fees on loans           $ 1,810,520  $ 1,388,410
Interest on investment securities:
     Taxable                             164,813      203,863
     Tax-Exempt                           94,135       65,189
Other interest and dividend income        24,034       86,759
                                     -----------  -----------
     Total interest income             2,093,502    1,744,221
                                     -----------  -----------
INTEREST EXPENSE:

Deposits                               1,058,544      888,110
Short-term borrowings                     28,833        1,543
Borrowed funds                               604        1,975
                                     -----------  -----------
     Total interest expense            1,087,981      891,628
                                     -----------  -----------
Net interest income                    1,005,521      852,593
Provision for credit losses               39,000       30,000
                                     -----------  -----------
Net interest income after
 provision for credit losses             966,521      822,593
                                     -----------  -----------
OTHER INCOME:

Service charges on deposit accounts       48,942       50,393
Mortgage underwriting fees -
 Secondary market                         26,677       12,354
Loan servicing fee income                 11,002       29,422
Other operating income                   190,498      164,024
                                     -----------  -----------
     Total other income                  277,119      256,193
                                     -----------  -----------
OPERATING EXPENSES:

Salaries and related benefits            500,969      395,165
Net occupancy expense                     63,501       51,302
Equipment rentals, depreciation,
 and maintenance                          90,448       79,114
Data processing                           41,107       32,637
Other operating expenses                 189,075      147,953
                                     -----------  -----------
     Total operating expenses            885,100      706,171
                                     -----------  -----------
Income before provision for
 income taxes                            358,540      372,615
Provision for income taxes                87,238       97,841
                                     -----------  -----------
Net income                           $   271,302  $   274,774
                                     -----------  -----------
Basic earnings per common share            $1.01        $1.13
                                     -----------  -----------


See accompanying notes to consolidated financial statements.

         LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENTS OF
               CHANGES IN STOCKHOLDERS' EQUITY
                         (UNAUDITED)
         Three Months Ended March 31, 2000 and 1999


                                     Three Months         Three Months
                                        Ended                 Ended
                                    March 31, 2000        March 31, 1999

                                 Shares   Equity Total  Shares   Equity Total

Balance - Beginning of period   268,516   $10,739,847   243,501   $ 9,456,433
                                -------   -----------   -------   -----------
Issuance of common stock         1,748    $    70,221

Comprehensive income:
   Net Income                             $   271,302             $   274,774
   Other comprehensive deficit
    - Change in net unrealized
    loss on securities
    available for sale                         -1,926                 -76,254

Total comprehensive income                    269,376                 198,520
                                -------   -----------   -------   -----------
Balance - End of period         270,264   $11,079,444   243,501   $ 9,654,953
                                -------   -----------   -------   -----------

         LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CASH FLOW
                         (UNAUDITED)
         Three Months Ended March 31, 2000 and 1999


                                                      2000           1999
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                        $   271,302    $   274,774
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                      89,484         78,428
    Accretion of discounts on securities              ( 4,211)       ( 5,659)
    Amortization of premiums on securities              2,137          6,482
    Provision for credit losses                        39,000         30,000
    Change in other operating assets                  119,840       (123,000)
    Change in other operating liabilities            (129,665)       153,253
                                                  ------------   ------------
      Total adjustments                               116,585        139,504
                                                  ------------   ------------
Net cash provided by operating activities             387,887        414,278
                                                  ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from maturities of securities
     available for sale                               563,832      1,902,860
    Purchase of securities available for sale      (4,760,652)    (3,597,422)
    Net (increase) decrease in loans               (5,425,480)        89,751
    Purchase of additional life insurance             (12,156)       (12,922)
    Proceeds from sale of other real estate                           31,652
    Capital expenditures                              (38,715)      (848,111)
                                                  ------------   ------------
Net cash provided by (used in) investing
 activities                                        (4,912,519)    (3,597,422)
                                                  ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net decrease in deposits                       10,646,713       (667,490)
    Net increase (decrease) in short-term
     borrowings                                       781,160         17,787
    Principal payments on borrowed funds              (13,437)       (14,329)
    Director and Employee Stock Purchase Plans         70,221              0
                                                  ------------   ------------
Net cash provided by (used in) financing
 activities                                        11,484,657       (664,032)
                                                  ------------   ------------
Net increase (decrease) in cash and cash
 equivalents                                        6,960,025     (3,847,176)
Cash and cash equivalents at beginning              4,516,131     12,320,851
                                                  ------------   ------------
Cash and cash equivalents at end                  $11,476,156    $ 8,473,675
                                                  ------------   ------------
Supplemental information:

Cash paid during the period for:
    Interest                                      $ 1,008,638    $   878,352
    Income taxes                                  $   152,645    $    16,491


 See accompanying notes to consolidated financial statements

         LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (UNAUDITED)

The consolidated financial statements for interim periods are unaudited; however, in the opinion of the management of Luxemburg Bancshares, Inc. ("Company"), all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation have been included. Refer to the Notes to Consolidated Financial Statements which appear in the Company's Form 10-KSB for the Fiscal Year ended December 31, 1999 for the Company's accounting policies which are pertinent to these financial statements.

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

The accompanying financial statements have been prepared in accordance with the instructions for Form 10-QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principles in annual consolidated financial statements.

For purposes of reporting cash flows, the Company considers cash on hand, interest-bearing and non-interest bearing deposits in banks and federal funds sold as cash and cash equivalents.

Earnings per common share are based upon the weighted average number of common shares outstanding. The weighted average number of shares outstanding was 270,033 in March 2000 and 243,501 in March 1999. The basic and diluted earnings per share are the same for 2000 and 1999.

On March 17, 2000 the Board of Directors approved a two (2)
for one (1) stock for shareholders of record of April 2, 2000 and to be issued on May 15, 2000.

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

                                       Notional Amount
                              March 31, 2000  December 31, 1999

Commitments to extend credit   $ 7,412,000      $ 7,928,000
Credit card arrangements         1,451,000        1,451,000
Standby letters of credit          510,000          848,000

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

         LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (UNAUDITED)

NOTE 3: ACCOUNTING CHANGES
Future Accounting Changes - In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. This statement requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. As amended by SFAS No. 137, the statement is effective for fiscal years beginning after June 15, 2000. Management, at this time, cannot determine the effect adoption of this statement may have on the consolidated financial statements of the Company as the accounting for derivatives is dependent on the amount and nature of derivatives in place at the time of adoption.

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS
         LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES


SELECTED QUARTERLY FINANCIAL DATA

                                            Three Months Ended March 31,
                                                 2000           1999

Net Earnings                                $   271,302    $    274,774
Average Consolidated Balance Sheet Items:
   Loans                                     83,104,368      61,314,210
   Taxable Investment Securities             10,664,134      13,048,984
   Fed Funds Sold                               991,121       6,765,478
   Municipal Loans & Investments              9,407,588       8,562,339
   Other Earning Assets                         605,715       1,245,899
                                            -----------    ------------
      Total Earning Assets                  104,772,926      90,936,910
   Total Assets                             112,069,631      97,431,547
   Deposits                                  98,236,967      86,441,725
   Shareholders' Equity                      10,926,908       9,601,636

Key Ratios:
   Average Equity to Average Total Assets         9.75%           9.85%
   Return on Average Total Assets                  .97%           1.13%
   Return on Average Equity                       9.94%          11.45%
   Net Interest Margin                            3.85%           3.83%


NET INTEREST INCOME

Net interest income, the principle source of earnings, is the amount by which interest generated by earning assets exceeds the interest costs of liabilities obtained to fund them. As shown below, net interest income has increased $152,928 or 17.94% to $1,005,521 for the three months ended March 31, 2000 from $852,593 for the three months ended March 31, 1999. The increase in net interest income is due to bank growth. As noted above, average assets for the three months ended March 31, 2000 were $112,069,631 compared to average assets for the three months ended March 31, 2000 of $97,431,547.


                               Three Months Ended March 31,
                                    2000         1999
Interest Income                 $ 2,093,502   $ 1,744,221
Interest Expense                  1,087,981       891,628
                                -----------   -----------
Net Interest Income             $ 1,005,521   $   852,593
                                -----------   -----------
Net Interest Margin                   3.85%         3.83%


RATE/VOLUME ANALYSIS

The impact of changes in volume and interest rates on net interest income for the three months ended March 31, 2000 is illustrated in the following table:

Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999.

                     Increase (Decrease) in Net Interest Income
                         Net Change   Due To Rate   Due To Volume
Interest Income          $ 349,281    $ (24,946)     $ 374,227
Interest Expense           196,353       20,301        176,052
                         ---------    ----------     ---------
Net Interest Income      $ 152,928    $ (45,247)     $ 198,175
                         ---------    ----------     ---------

Interest rates on the Bank's earning assets and interest bearing liabilities were generally lower for the three months ended March 31, 2000 compared to the three months ended March 31, 1999. However, earning assets increased to $104,772,926 for the three months ended March 31, 2000 from $90,936,910 for the three months ended March 31, 1999. Interest bearing liabilities increased $11,659,548 or 15.12% to $88,765,906 for the three months ended March 31, 2000 compared to $77,106,358 for the three months ended March 31, 1999.

OPERATING RESULTS

Net income for the three months ended March 31, 2000, was $271,302 compared to $274,774 for the three months ended March 31, 1999. The decrease of $3,472 reflects an increase in operating expense of $85,597 for the Casco office, which began operation in the second quarter of 1999. The increase in net interest income of $152,928 for the three months ended March 31, 2000, compared to the three months ended March 31, 1999 is discussed in "Net Interest Income" and "Rate/Volume Analysis" elsewhere in this report. Loan fees, including mortgage underwriting fees - Secondary market, increased $14,323 to $26,677 for the three months ended March 31, 2000, compared to $12,354 for the three months ended March 31, 1999. This increase is primarily due to the Company originating $566,689 of Small Business Administration guaranteed loans of the $1,706,689 sold to the secondary market.

Total operating expenses increased a $178,929 or 25.3% from $706,171 for the three months ended March 31, 1999 to $885,100 for the three months ended March 31, 2000.
Salaries and related benefits increased 105,804 or 26.8% to $500,969 for the three months ended March 31, 2000 compared to $395,165 for the three months ended March 31, 1999. Additional staffing in the Financial Resource Center plus increases in insurance and training costs along with the employment expenses at the Casco office account for the increase. Net occupancy expense increased $12,199 to $63,501 for the three months ended March 31, 2000 compared to $51,302 for the three months ended March 31, 1999. Equipment rentals, depreciation, and maintenance for the three months ended March 31, 2000 increased $11,334 or 14.4% to $90,448 compared to $79,114 for the three months ended March 31, 1999. Finally, other operating expenses for the three months ended March 31, 2000 increased $41,122 or 27.8% to $189,075 from $147,953 for the three months ended March 31, 1999 because of increases in accounting fees, telecommunication expenses and the FDIC assessments.

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

     The Company did not experience any disruptions with any of its systems or with the services provided by contracted outside vendors. The Company did not receive any complaints from customers, regulators or other individuals that may have lead to potential litigation. The company did not experience any disruptions with any of its systems or with service provided contracted outside vendors with year 2000 being a leap year.

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

At March 31, 2000 the Company had $118,000 in loans past due 90 days or more that were still accruing interest as compared to $179,000 for March 31, 1999. The loans were adequately secured to allow for the repayment of both the principal and interest due. At March 31, 2000 and 1999 the Company did not have any loans that meet the definition of "Troubled Debt Restructuring". In addition, there were no loans considered to be impaired. The Bank had $291,000 of nonaccrual loans at March 31, 2000 and $316,000 of nonaccrual loans at March 31, 1999.

During the three months ended March 31, 2000, $39,000 was charged to the provision for loan losses compared to $30,000 for the three months ended March 31, 1999. At March 31, 2000 the allowance was $988,000 or 1.12% of total loans. This compares to an allowance of $794,000 or 1.23% of total loans as of March 31, 1999. For the three months ended March 31, 2000 the Bank had net recoveries of $54,000 compared to net charge-offs of $9,000 for the three months ended March 31, 1999.

The following table summarizes loan charge-offs and recoveries by type of loan for the three months ended
March 31, 2000 and 1999:

  Loan Type                  March 31, 2000           March 31, 1999
                          Charge-Off   Recovery    Charge-Off  Recovery

Real Estate                 $     0    $     0       $     0   $     0
Commercial and Industrial         0     32,000             0         0
Agricultural                      0     25,000             0     3,000
Consumer                     10,000      7,000        13,000     1,000
                            -------    -------       -------   -------
TOTALS                      $10,000    $64,000       $13,000   $ 4,000
                            -------    -------       -------   -------

The Bank has allocated its allowance for credit losses at the end of each period presented as follows:

                                           March 31, 2000     March 31, 1999
                                                    % of              % of
                                                  loans to          loans to
                                                    total             total
Balance at End of Period Applicable to:    Amount   Loans    Amount   Loans

Commercial and agricultural               $609,447   59%    $456,738    59%
Real Estate-construction                    72,748    4%      32,813     4%
Real Estate-mortgage                        81,665   21%      65,650    21%
Consumer                                   156,121   16%     121,562    16%
                                          --------  ----    --------   ----
Total Domestic                             919,981  100%     676,763   100%
                                                    ----               ----
Unallocated                                 68,494           117,213
                                          --------          --------
TOTALS                                    $988,475  100%    $793,976   100%
                                          --------  ----    --------   ----

LIQUIDITY AND INTEREST RATE SENSITIVITY

The Company must maintain an adequate liquidity position in order to respond to the short-term demand for funds caused by withdrawals from deposit accounts, extensions of credit and for the payment of operating expenses. Maintaining this position of adequate liquidity is accomplished through the management of a combination of liquid assets; those which can be converted into cash and access to additional sources of funds. Primary liquid assets of the Company are cash and due from banks, federal funds sold, investments held as "available for sale" and maturing loans. Federal funds purchased and loans from the Federal Home Loan Bank system represent the Company's primary source of immediate liquidity and were maintained at a level to meet immediate needs. Federal Funds Sold averaged approximately $991,000 and $6,756,000 for the three months ended March 31, 2000 and
1999, respectively.   Maturities in the Company's loan and
investment portfolios are monitored regularly to avoid matching short-term deposits with long-term loans and investments. Other assets and liabilities are also monitored to provide the proper balance between liquidity, safety, and profitability. This monitoring process must be continuous due to the constant flow of cash that is inherent in a financial institution.

The Company actively manages its interest rate sensitive assets and liabilities to reduce the impact of interest rate fluctuations. In addition, the Bank monitors the interest rates paid on Certificates of Deposit as advertised by its competitors and strives to pay competitive interest rates to retain and attract Certificates of Deposit. Should competitive pressures dictate, the Bank may have to increase rates paid to retain the Certificates of the Deposit that mature in the next year and any increase in interest rates paid on Certificates of Deposit may reduce future Company earnings. The Bank also monitors the assets and liabilities that reprice each month to determine the impact on future earnings from anticipated repricings. At March 31, 2000 the Company's rate sensitive liabilities exceed rate sensitive assets due within one year by $15,408,000.

As part of managing liquidity, the Company monitors its loan to deposit ratio on a daily basis. At March 31, 2000 the ratio was 84.6% which is within the Company's acceptable range.

The Company experienced an increase in cash and cash equivalents, its primary source of liquidity, of $6,960,025 for the three months ended March 31, 2000. The primary source of cash flow for the three months ended March 31, 2000 was cash provided by financing activities of $11,484,657 which consisted of an increase in deposits of $10,646,713 and an increase in short term borrowing of $781,160. Cash outflow for the three months ended March 31, 2000 was primarily an increase in loans of $5,425,480. The Company's management believes its liquidity sources are adequate to meet its operating needs and does not know of any trends, events or uncertainties that may result in a significant adverse effect on the Company's operations or liquidity position.

The following table illustrates the projected maturities and the repricing mechanisms of the major asset/liability categories of the Company as of March 31, 2000, based on certain assumptions. No prepayment rate assumptions have been made for the loan portfolio. Maturities and repricing dates for investments have been projected by applying the assumptions set forth below to contractual maturities and repricing dates.

                                       1 Year    1 - 5   5 - 10    After
                                       or Less   Years   Years   10 Years

Interest Earning Assets:
  Fed Funds Sold               $ 8,326,000
  Investment Securities        $ 2,150,000  $ 7,400,000 $ 6,115,000  $ 2,635,000
  Loans
    Variable Rate              $11,970,000
    Real Estate-Construction   $ 6,602,000  $   672,000
    Real Estate-Other          $ 7,784,000  $21,107,000 $   794,000  $ 1,937,000
    Commercial and Industrial  $ 6,741,000   13,883,000 $   295,000
    Agricultural               $ 2,452,000  $ 3,445,000              $   773,000
    Consumer                   $ 1,487,000  $ 6,074,000 $   168,000
  Other                        $   544,000  $   330,000 $   787,000          -0-
                               -----------  ----------- -----------  -----------
Total Interest Earning Assets  $48,056,000  $52,911,000 $ 8,159,000  $ 5,345,000

Interest Bearing Liabilities:
   Interest Bearing Demand                                           $ 4,865,000
   Savings Deposits            $ 5,973,000                           $13,936,000
   Money Market Accounts       $ 1,006,000                           $ 2,345,000
   Certificates of Deposit     $39,561,000  $11,349,000
   Jumbo CD's                  $ 9,892,000  $   880,000
   IRA's                       $ 4,856,000  $   703,000
   Other                       $ 2,176,000          -0-         -0-          -0-
                               -----------  ----------- -----------  -----------

Total Interest Bearing
 Liabilities                   $63,464,000  $12,932,000         -0-  $21,146,000
                               -----------  ----------- -----------  -----------

Interest Sensitivity Gap
 per Period                  $(15,408,000) $39,979,000 $ 8,159,000 $(15,801,000)
                             ------------- ----------- ----------- -------------
Cumulative Interest
 Sensitivity Gap             $(15,408,000) $24,571,000  $32,730,000  $16,929,000
                             ------------- -----------  -----------  -----------
Interest Sensitivity Gap
 as a Percentage of Earning
 Assets                         (13.5%)        34.9%       7.2%       (13.8%)

Cumulative Sensitivity Gap
 as a Percentage of Earning
 Assets                         (13.5%)        21.4%      28.6%        14.8%

                 PART II - OTHER INFORMATION

Item 6.     Exhibits and reports on Form 8-K

                 (a) Exhibits

                     27 Financial Data Schedule

                 (b) Reports on Form 8-K

                     During the quarter ended March 31, 2000, the registrant did not file any reports on Form 8-K.


                         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                 LUXEMBURG BANCSHARES, INC.
                                 --------------------------
                                       (Registrant)


/s/ John A. Slatky                               /s/ John H. Kaye
------------------------------------             -----------------------------
John A. Slatky,                                  John H. Kaye, C. P. A.
President and Chief Executive Officer            Treasurer
                                                 (Principal Accounting Officer)

Date:  May 15, 2000                               Date:  May 15, 2000