Form 10QSB
period 2000-06-30
LUXEMBURG BANCSHARES INC
filed 2000-08-04
CIK 1037265

U. S. SECURITIES AND EXCHANGE COMMISSION
                Washington. D. C. 20549

                      Form 10-QSB

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 2000.
[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
     EXCHANGE ACT
     For the transition period from _______________ to _______________.

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

State the number of shares outstanding of each issuer's classes of common equity, as of July 21, 2000:
           540,528 shares were outstanding.

Transitional Small Business Disclosure Format (check one):  Yes  [ ]   No  [X]

              LUXEMBURG BANCSHARES, INC.

                         INDEX

                                                         Page No.
  PART I - FINANCIAL INFORMATION

  Independent Accountant's Report                            3

  Consolidated Balance Sheets - June 30, 2000 and
  December 31, 1999                                          4

  Consolidated Statements of Income -
  Three Months & Six
  Months Ended June 30, 2000 and 1999                        5

  Consolidated Condensed Statements of Changes
  in Stockholders' Equity - Six Months Ended
  June 30, 2000 and 1999                                     6

  Consolidated Statements of Cash Flow -
  Six Months Ended June 30, 2000 and 1999                    7

  Notes to Consolidated Financial                        8 - 9
  Statements

  Management's Discussion and Analysis of
  Financial Condition and Results of Operations        10 - 14

  PART II - OTHER INFORMATION

  Item 2 - Changes in Securities and Use of Proceeds        15

  Item 4 - Submission of Matters to a Vote of
           Security Holders                                 15

  Item 6 - Exhibits and Reports on Form 8-K                 15

  SIGNATURES                                                15

            PART I - FINANCIAL INFORMATION

                    Wipfli Ullrich
                    Bertelson LLP
             -----------------------------
             CPAs * CONSULTANTS * ADVISORS
             -----------------------------

            Independent Accountant's Report



Board of Directors and Stockholders
Luxemburg Bancshares, Inc.
Luxemburg, Wisconsin


We have reviewed the accompanying unaudited consolidated balance sheet of Luxemburg Bancshares, Inc. and Subsidiaries as of June 30, 2000, and the related unaudited consolidated statements of income, changes in stockholders' equity, and cash flows for the six-month period then ended. These financial statements are the responsibility of the Company's management.

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



/s/ Wipfli Ullrich Bertelson LLP
Wipfli Ullrich Bertelson LLP


July 31, 2000
Green Bay, Wisconsin

      LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES
       CONSOLIDATED BALANCE SHEETS - (UNAUDITED)
          June 30, 2000 and December 31, 1999

                        ASSETS

                                            2000          1999
                                            ----          ----
Cash and due from banks               $  4,240,472  $   4,275,838
Interest-bearing deposits                  243,609        240,293
Federal funds sold                          53,000              0
                                      ------------  -------------
     Cash and cash equivalents           4,537,081      4,516,131

Investment securities available
for sale-Stated at fair value           18,384,174     18,276,824

Total loans                             93,250,839     82,366,209
     Allowance for credit losses        (1,022,412)      (895,952)
                                      ------------  -------------
Net loans                               92,228,427     81,470,257
Premises and equipment                   2,619,998      2,731,432
Other investments at cost                  323,550        318,550
Other assets                             2,599,123      2,735,318
                                      ------------  -------------
TOTAL ASSETS                          $120,691,353   $110,048,512
                                      ------------  -------------

         LIABILITIES AND STOCKHOLDERS' EQUITY


                                            2000          1999
LIABILITIES:                                ----          ----

Non-interest-bearing deposits         $ 13,124,550   $ 12,198,310
Interest-bearing deposits               92,658,596     84,761,332
                                      ------------   ------------
Total deposits                         105,783,146     96,959,642

Short-term borrowings                    2,850,953      1,373,649
Borrowed funds                              14,117         27,683
Other liabilities                          820,780        947,691
                                      ------------   ------------
     Total liabilities                 109,468,996     99,308,665
                                      ------------   ------------
STOCKHOLDERS' EQUITY:

Common stock- $1.00 par value:
     Authorized - 2,400,000 shares,
     Issued - 594,496 shares in 2000
     and 591,000 shares in 1999            594,496        591,000
Capital surplus                          4,053,202      3,986,477
Retained earnings                        7,286,154      6,891,080
Accumulated other comprehensive deficit   (367,336)      (384,551)

Less - 26,984 shares of treasury
 common stock, at cost                    (344,159)      (344,159)
                                      ------------   ------------
     Total stockholders' equity
                                        11,222,357     10,739,847
                                      ------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                $120,691,353   $110,048,512
                                      ============   ============


   See accompanying notes to consolidated financial statements.

      LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF INCOME - (UNAUDITED)

                                   Three Months            Six Months
                                   Ended June 30,         Ended June 30,
                                  2000       1999        2000        1999
  INTEREST INCOME:

  Interest and fees on loans    $1,964,072  $1,481,876  $3,774,592  $2,870,285
  Interest on investment
  securities:
       Taxable                     162,870     207,930     327,683     411,793
       Tax-exempt                   93,222      79,089     187,357     144,278
  Other interest and dividend
  income                            45,879      21,394      69,913     108,153
                                ----------  ----------  ----------  ----------
       Total interest income     2,266,043   1,790,289   4,359,545   3,534,509
                                ----------  ----------  ----------  ----------
  INTEREST EXPENSE:

  Deposits                       1,219,669     874,296   2,278,213   1,762,406
  Short-term borrowings             42,381        6784      71,214       8,327
  Borrowed funds                       452       1,626       1,056       3,601
                               -----------  ----------  ----------  ----------
       Total interest expense    1,262,502     882,706   2,350,483   1,774,334
                               -----------  ----------  ----------  ----------
  Net interest income            1,003,541     907,583   2,009,062   1,760,175
  Provision for credit losses       39,000      30,000      78,000      60,000
                               -----------  ----------  ----------  ----------
  Net interest income after
  provision for credit losses      964,541     877,583   1,931,062   1,700,175
                               -----------  ----------  ----------  ----------
  OTHER INCOME:

  Service charges on deposit
   accounts                         58,606      48,096     107,548      98,489
  Mortgage underwriting fees -
   Secondary market                 39,769      20,989      66,446      33,343
  Loan servicing fee income         16,681      17,665      27,683      47,087
  Other operating income           212,842     157,857     403,340     321,880
                               -----------  ----------  ----------  ----------
       Total other income          327,898     244,607     605,017     500,799

  OPERATING EXPENSES:

  Salaries and related benefits    532,959     413,078   1,033,928     808,243
  Net occupancy expense             58,460      51,583     121,961     102,885
  Equipment rentals,
  depreciation, and maintenance     90,022      84,013     180,470     163,127
  Data processing                   42,307      45,613      83,414      78,250
  Other operating expenses         206,094     199,593     395,169     347,546
                               -----------  ----------  ----------  ----------
       Total operating expenses    929,842     793,880   1,814,942   1,500,051
                               -----------  ----------  ----------  ----------
  Income before provision
   for income taxes                362,597     328,310     721,137     700,923
  Provision for income taxes        87,476      91,910     174,714     189,751
                               -----------  ----------  ----------  ----------
  Net income                   $   275,121  $  236,400  $  546,422  $  511,172
                               -----------  ----------  ----------  ----------
  Basic earnings per common          $0.51       $0.49       $1.01       $1.05
  share (*value reflect 2 for        -----       -----       -----       -----
  1 stock split of May 15, 2000.)

      LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES
         CONSOLIDATED CONDENSED STATEMENTS OF
            CHANGES IN STOCKHOLDERS' EQUITY
                      (UNAUDITED)
        Six Months Ended June 30, 2000 and 1999

                                   Six Months Ended        Six Months Ended
                                    June 30, 2000            June 30, 1999

                                Shares   Equity Total    Shares   Equity Total

Balance - Beginning of period   537,032  $10,739,847     487,002  $ 9,456,433
                                -------  -----------     -------  -----------
Issuance of common stock          3,496  $    70,221
                                -------  -----------
Comprehensive income:
   Net Income                            $   546,422              $   511,172
Other comprehensive income               -----------              -----------
(deficit) - Change in net
unrealized loss on securities
available for sale                            17,215                 (337,029)
                                         -----------              -----------
Total comprehensive income                   563,637                  174,143
                                         -----------              -----------
Dividends Paid                               151,348                  126,600

Balance - End of period         540,528  $   487,002     487,002  $ 9,503,976
                                -------  -----------     -------  -----------


* The number of shares outstanding reflects the 2 for 1 stock split of May 15, 2000.

      LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CASH FLOW
                      (UNAUDITED)
        Six Months Ended June 30, 2000 and 1999


                                                         2000          1999
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                          $    546,422  $    511,172
Adjustments to reconcile net income to net          ------------  ------------
  cash provided by operating activities:
    Depreciation and amortization                        117,964       165,692
    Accretion of discounts on securities                 ( 8,954)      (10,963)
    Amortization of premiums on securities                 3,983        11,714
    Provision for credit losses                           78,000        60,000
    Change in other operating assets                     178,902      (156,858)
    Change in other operating liabilities               (129,310)       30,708
                                                    ------------  ------------
      Total adjustments                                  240,585       100,293
                                                    ------------  ------------
Net cash provided by operating activities                787,007       611,465
                                                    ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from maturities of securities
     available for sale                                1,011,946     5,368,751
    Purchase of securities available for sale           (736,950)   (6,749,039)
    Net (increase) decrease in loans                 (10,836,170)   (8,777,284)
    Purchase of additional life insurance                (42,707)      (42,491)
    Proceeds from sale of other real estate                             31,652
    Capital expenditures                                  (6,530)   (1,229,580)
    Purchase of other Investments                       (354,985)      (42,500)
                                                    ------------  ------------
Net cash provided by (used in) investing activities  (10,965,396)  (11,440,491)
                                                    ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase in deposits                           8,823,504        48,665
    Net increase (decrease) in short-term borrowings   1,463,738     2,154,451
    Principal payments on borrowed funds                  (6,776)      (28,914)
    Director and Employee Stock Purchase Plans            70,221             0
    Dividends Paid                                      (151,348)     (126,600)
                                                    ------------  ------------
Net cash provided by (used in) financing activities   10,199,339     2,047,602
                                                    ------------  ------------
Net increase (decrease) in cash and cash equivalents      20,950    (8,781,424)
Cash and cash equivalents at beginning                 4,516,131    12,320,851
                                                    ------------  ------------
Cash and cash equivalents at end                    $  4,537,081  $  3,539,427
                                                    ------------  ------------
Supplemental information:

Cash paid during the period for:
    Interest                                        $  2,368,249  $  1,697,613
    Income taxes                                    $    212,986  $    173,228




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

Earnings per common share are based upon the weighted average number of common shares outstanding. The weighted average number of shares outstanding was 540,297 in June 2000 and 487,002 in June 1999. The
basic and diluted earnings per share are the same for 2000 and 1999. On March 17, 2000 the Board of Directors approved a two (2) for one (1) stock for shareholders of record of April 2, 2000 and issued on May 15, 2000.
The earnings per share and number of shares outstanding reflect the stock split for comparative purposes.

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

Notional Amount
                              June 30, 2000   December 31, 1999

Commitments to extend credit    $8,547,000     $7,928,000
Credit card arrangements         1,456,000      1,451,000
Standby letters of credit         567,000        848,000

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

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS
      LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES


SELECTED QUARTERLY FINANCIAL DATA

                                   Three Months                Six Months
                                  Ended June 30,              Ended June 30,
                                2000          1999         2000         1999

Net Earnings                $   275,121  $   236,400  $   546,422  $   511,172
Average Consolidated
 Balance Sheet Items:
   Loans                     88,757,468   66,230,906   86,461,776   63,786,140
   Taxable Investment        10,544,996   13,502,533   10,604,125   13,277,014
   Fed Funds Sold             1,888,330    1,443,649    1,304,159    4,089,862
   Municipal Loans &
    Investments               9,568,602    9,192,985    9,482,088    8,879,403
   Other Earning Assets       1,184,186      676,607      888,046      959,680
                            -----------  -----------  -----------  -----------
      Total Earning Assets  110,243,582   91,046,680  108,740,194   90,992,099
   Total Assets             119,218,249   98,556,097  115,995,469   97,997,030
   Deposits                 104,356,150   86,984,883  102,056,648   86,714,930
   Shareholders' Equity      11,178,093    9,777,274   10,493,696    9,689,875

Key Ratios:
   Average Equity to
    Average Total Assets          9.38%       10.73%       9.05%        10.20%
   Return on Average
    Total Assets                  0.93%        0.96%       0.95%         1.04%
   Return on Average Equity       9.85%        9.67%      10.42%        10.55%
   Net Interest Margin            3.60%        4.00%       3.76%         3.90%


NET INTEREST INCOME

Net interest income, the principle source of earnings, is the amount by which interest generated by earning assets exceeds the interest costs of liabilities obtained to fund them. As shown below, net interest income has increased $95,958 or 10.57% to $1,003,542 for the three months ended June 30, 2000, from $907,583 for the three months ended June 30, 1999. Net interest income has increased $248,887 or 14.14% to $2,009,062 for the six months ended June 30, 2000, from $1,760,175 for the six months ended June 30, 1999. The increase in net interest income reflects the loan and deposit growth. The increase was reduce because deposit interest rates increased faster than loan interest rates.


                        Three Months Ended June 30,    Six Months Ended June 30,
                           2000           1999           2000          1999
Interest Income        $ 2,266,043  $ 1,790,289      $ 4,359,545  $ 3,534,509
Interest Expense         1,262,502      882,706        2,350,483    1,774,334
                       -----------  -----------      -----------  -----------
Net Interest Income    $ 1,003,541  $   907,583      $ 2,009,062  $ 1,760,175
                       -----------  -----------      -----------  -----------
Net Interest Margin          3.60%        4.00%            3.76%        3.90%


RATE/VOLUME ANALYSIS

The impact of changes in volume and interest rates on net interest income for the three and six months ended
June 30, 2000 is illustrated in the following table:

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999.
                              Increase (Decrease) in Net Interest
 Income                  Net Change   Due To Rate    Due To Volume
Interest Income          $ 475,754    $  19,581       $ 456,173
Interest Expense           379,795       88,894         290,902
                         ---------    ---------       ---------
Net Interest Income      $  95,958    $ (69,313)      $ 165,271
                         ---------    ---------       ---------

Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999.
                              Increase (Decrease) in Net Interest
 Income                  Net Change   Due To Rate    Due To Volume
Interest Income          $ 825,036    $ (22,585)      $ 847,621
Interest Expense           576,149      104,209         471,940
                         ---------    ---------       ---------
Net Interest Income      $ 248,887    $(126,794)      $ 375,681
                         ---------    ---------       ---------
Interest rates on the Bank's earning assets and interest bearing liabilities were generally higher for the three months and six months ended June 30, 2000 compared to the three months and six months ended June
30, 1999. Earning assets increased 22.2% and 19.5%, respectively to $111,270,838 for the three months ended
June 30, 2000 from $91,046,680 for the three months ended June 30, 1999 and to $108,740,194 for the six months ended June 30, 2000 from $90,992,009 for the six months ended June 30, 1999. However, interest bearing liabilities increased 24.6% and 20.4%, respectively to $95,837,614 for the three months ended June 30, 2000 compared to $76,896,788 for the three months ended June
30, 1999 and to $92,672,896 for the six months ended
June 30, 2000 compared to $76,996,708 for the six months ended June 30, 1999.

OPERATING RESULTS

Net income for the three months ended June 30, 2000, was $275,121 compared to $236,400 for the three months ended June 30, 1999. The increase of $38,721 reflects an increase in net interest income and fee income with higher personnel costs. The increase in net interest income of $95,958 for the three months ended June 30, 2000, compared to the three months ended June 30, 1999 is discussed in "Net Interest Income" and "Rate/Volume
Analysis" elsewhere in this report. Mortgage underwriting fees - Secondary market and loan service fee income increased $17,796 to $56,450 for the three months ended June 30, 2000, compared to $38,654 for the three months ended June 30, 1999. This increase is primarily due to the Company originating $1,130,500 of loans sold to the secondary market and collecting service fee income on $28,029,931 of loans previously sold to the market. Other operating income, including other loan fees, debit card and ATM fees, increased
$54,985 or 34% to $212,842 for the three months ending
June 30, 2000 compared to $157,857 for the three months ending June 30, 1999.

Total operating expenses increased a $135,962 or 17.1%
from $793,880 for the three months ended June 30, 1999 to $929,842 for the three months ended June 30, 2000.
Salaries and related benefits increased $119,881 or 29.0% to $532,959 for the three months ended June 30, 2000 compared to $413,078 for the three months ended
June 30, 1999. Additional staffing in the Financial
Resource Center plus increases in insurance and training costs along with the employment expenses at the Casco office account for the increase. Net occupancy expense increased $6,877 or 13.3% to $58,460 for the three months ended June 30, 2000 compared to $51,583 for the three months ended June 30, 1999.
Equipment rentals, depreciation, and maintenance for the three months ended June 30, 2000 increased $6,009 or 7.1% to $90,022 compared to $84,013 for the three months ended June 30, 1999. Finally, other operating expenses for the three months ended June 30, 2000 increased $6,051 or 3.0% to $206,094 from $199,593 for the three months ended June 30, 1999.

Net income for the six months ended June 30, 2000, was $546,422 compared to $511,172 for the six months ended
June 30, 1999. The increase of $35,250 reflects an increase in net interest income and fee income with higher personnel costs. The increase in net interest income of $248,887 for the six months ended June 30, 2000, compared to the three months ended June 30, 1999 is discussed in "Net Interest Income" and "Rate/Volume
Analysis" elsewhere in this report. Other operating income, including other loan fees, debit card and ATM fees, increased $81,460 or 25.3% to $403,340 for the six months ending June 30, 2000 compared to $321,880 for the six months ending June 30, 1999. Of the increase other loan fees accounted for $26,578, alternative investment sales accounted for $31,348 and card services and ATM services accounted for $12,717.

Total operating expenses increased a $314,891 or 17.3%
from $1,500,051 for the six months ended June 30, 1999 to $1,814,942 for the six months ended June 30, 2000.
Salaries and related benefits increased $225,685 or 27.9% to $1,033,928 for the six months ended June 30, 2000 compared to $808,243 for the six months ended June
30, 1999. Higher salaries and wages in addition to the Financial Resource Center increase in sales staff plus increases in insurance and training costs and the employment expenses at the Casco office account for the increase. Net occupancy expense increased
$19,076 or 18.3% to $121,961 for the six months ended
June 30, 2000 compared to $102,885 for the six months ended June 30, 1999, largely related to the additional depreciation and real estate taxes of the new Casco office. Equipment rentals, depreciation, and maintenance for the six months ended June 30, 2000 increased $17,343 or 10.6% to $180,470 compared to $163,127 for the six months ended June 30, 1999.
Other operating expenses for the six months ended June
30, 2000 increased $47,623 or 13.7% to $395,169 from
$347,546 for the six months ended June 30, 1999. The additional expenses were increases in accounting fees, telecommunication expenses and the FDIC assessments from the first quarter of the year.

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

At June 30, 2000 the Company had $107,000 in loans past due 90 days or more that were still accruing interest as compared to $0 for June 30, 1999. The loans were adequately secured to allow for the repayment of both the principal and interest due. At June 30, 2000 and 1999 the Company did not have any loans that meet the definition of "Troubled Debt Restructuring". In addition, there were no loans considered to be impaired. The Bank had $399,000 of nonaccrual loans at June 30, 2000 and $245,000 of nonaccrual loans at June
30, 1999.

During the three months ended June 30, 2000, $39,000 was charged to the provision for loan losses compared to $30,000 for the three months ended June 30, 1999. At
June 30, 2000 the allowance was $1,022,000 or 1.12% of total loans. This compares to an allowance of $817,000 or 1.12% of total loans as of June 30, 1999. For the three months ended June 30, 2000 the Bank had net charge-offs of $6,000 compared to net charge-offs of $7,000 for the three months ended June 30, 1999. For the six months ended June 30, 2000 the Bank had net recoveries of $48,000 compared to net charge-offs
$7,000 for the six months ended June 30, 1999.

The following table summarizes loan charge-offs and recoveries by type of loan for the three months ended
June 30, 2000 and 1999:

    Loan Type                  June 30, 2000         June 30, 1999
                           Charge-Off  Recovery   Charge-Off  Recovery

Real Estate                $      0    $      0   $      0    $      0
Commercial and Industrial         0           0          0       6,000
Agricultural                      0           0          0           0
Consumer                     12,000       6,000     14,000       1,000
                           --------    --------   --------    --------
TOTALS                     $ 12,000    $  6,000   $ 14,000    $  7,000
                           --------    --------   --------    --------

The following table summarizes loan charge-offs and recoveries by type of loan for the six months ended
June 30, 2000 and 1999:

    Loan Type                  June 30, 2000         June 30, 1999
                           Charge-Off  Recovery   Charge-Off  Recovery

Real Estate                $      0    $      0   $      0    $      0
Commercial and Industrial         0      32,000          0       6,000
Agricultural                      0      25,000          0       3,000
Consumer                     22,000      13,000     27,000       2,000
                           --------    --------   --------    --------
TOTALS                     $ 22,000    $ 70,000   $ 27,000    $ 11,000
                           --------    --------   --------    --------

The Bank has allocated its allowance for credit losses at the end of each period presented as follows:

                                  June 30, 2000      June 30, 1999

                                           % of                % of
                                          loans               loans
Balance at End of                          to                  to
Period Applicable to:                     total               total
                                 Amount   Loans     Amount    Loans

Commercial and agricultural   $  651,048   56%   $  505,282    49%
Real Estate-construction          85,846    9%       32,813     5%
Real Estate-mortgage              90,396   20%       76,710    34%
Consumer                         145,085   15%      110,998    12%
                              ----------  ----   ----------   ----
Total Domestic                   972,014  100%      725,803   100%

Unallocated                       50,398             91,811
                              ----------         ----------
TOTALS                        $1,022,412  100%   $  817,614   100%
                              ----------  ----   ----------   ----

LIQUIDITY AND INTEREST RATE SENSITIVITY

The Company must maintain an adequate liquidity position in order to respond to the short-term demand for funds caused by withdrawals from deposit accounts, extensions of credit and for the payment of operating expenses. Maintaining this position of adequate liquidity is accomplished through the management of a combination of liquid assets; those which can be converted into cash and access to additional sources of funds. Primary liquid assets of the Company are cash and due from banks, federal funds sold, investments held as "available for sale" and maturing loans.
Federal funds purchased and loans from the Federal Home
Loan Bank system represent the Company's primary source of immediate liquidity and were maintained at a level to meet immediate needs. Federal Funds Sold averaged approximately $1,888,330 and $1,443,649 for the three months ended June 30, 2000 and 1999, respectively.
Maturities in the Company's loan and investment portfolios are monitored regularly to avoid matching short-term deposits with long-term loans and investments. Other assets and liabilities are also monitored to provide the proper balance between liquidity, safety, and profitability. This monitoring process must be continuous due to the constant flow of cash that is inherent in a financial institution.

The Company actively manages its interest rate sensitive assets and liabilities to reduce the impact of interest rate fluctuations. In addition, the Bank monitors the interest rates paid on certificates of deposit as advertised by its competitors and strives to pay competitive interest rates to retain and attract certificates of deposit. Should competitive pressures dictate, the Bank may have to increase rates paid to retain the certificates of deposit that mature in the next year and any increase in interest rates paid on certificates of deposit may reduce future Company earnings. The Bank also monitors the assets and liabilities that reprice each month to determine the impact on future earnings from anticipated repricings.
At June 30, 2000 the Company's rate sensitive liabilities exceed rate sensitive assets due within one year by $13,316,000.

As part of managing liquidity, the Company monitors its loan to deposit ratio on a daily basis. At June 30, 2000 the ratio was 88.1% which is within the Company's acceptable range.

The Company experienced an increase in cash and cash equivalents, its primary source of liquidity, of $20,950 for the six months ended June 30, 2000. The primary source of cash flow for the six months ended
June 30, 2000 was cash provided by financing activities of $10,199,339 which consisted of an increase in deposits of $8,823,504 and an increase in short term borrowing of $1,463,738. Cash outflow for the three months ended June 30, 2000 was primarily an increase in loans of $10,836,170. The Company's management believes its liquidity sources are adequate to meet its operating needs and does not know of any trends, events or uncertainties that may result in a significant adverse effect on the Company's operations or liquidity position.

The following table illustrates the projected maturities and the repricing mechanisms of the major asset/liability categories of the Company as of June
30, 2000, based on certain assumptions. No prepayment rate assumptions have been made for the loan portfolio.
Maturities and repricing dates for investments have been projected by applying the assumptions set forth below to contractual maturities and repricing dates.

                       1 Year    1 - 5    5 - 10   After 10
                      or Less    Years    Years      Years

Interest Earning Assets:
   Fed Funds Sold            $ 4,537,000
   Investment Securities     $ 2,050,000  $ 8,936,000  $ 5,316,000  $ 2,290,000
   Loans
      Variable Rate          $11,301,000
      Real Estate-
        Construction         $ 7,035,000  $ 1,514,000
      Real Estate-Other      $ 7,426,000  $23,500,000  $ 1,199,000
      Commercial and
        Industrial           $ 7,094,000  $16,596,000  $   347,000  $   877,000
     Agricultural            $ 2,034,000  $ 3,966,000               $   767,000
      Consumer               $ 1,244,000  $ 6,255,000  $   457,000
   Other                     $   544,000  $   330,000  $   765,000  $         0
                             -----------  -----------  -----------  -----------

Total Interest Earning
  Assets                     $43,265,000  $61,097,000  $ 8,084,000  $ 3,934,000

Interest Bearing Liabilities:
   Interest Bearing Demand                                          $ 4,394,000
   Savings Deposits          $ 5,760,000                            $13,439,000
   Money Market              $ 1,066,000                            $ 2,488,000
   Certificates of Deposit   $32,707,000  $16,080,000
   Jumbo CD's                $ 9,524,000  $ 1,703,000
   IRA's                     $ 4,659,000  $   839,000
   Other                     $ 2,865,000          -0-          -0-          -0-
                             -----------  -----------  -----------  -----------

Total Interest Bearing
 Liabilities                 $56,581,000  $18,622,000          -0-  $20,321,000
                             -----------  -----------  -----------  -----------

Interest Sensitivity Gap
 per Period                 $(13,316,000) $42,475,000  $ 8,084,000 $(16,387,000)
                            ------------  -----------  -----------  -----------
Cumulative Interest
 Sensitivity Gap            $(13,316,000) $29,159,000  $37,243,000  $20,856,000
                            ------------  -----------  -----------  -----------
Interest Sensitivity Gap
 as a Percentage of
 Earning Assets                  (11.9%)        37.9%         7.2%      (14.6%)

Cumulative Sensitivity
 Gap as a Percentage of
 Earning Assets                  (11.9%)        26.0%        33.2%       18.6%

              PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

         On May 15, 2000, the Company paid a 2-for-1 stock split in the form of a stock dividend to shareholders of record on April 2, 2000. The issuance of the stock was not required to be registered under the Securities Act, because no "offer" or "sale" of securities was involved.

On December 31, 1999, the Company sold 3,496 shares of common stock (adjusted for the stock split). The details of the stock issuance are described in the Company's report on Form 10-KSB for the year end
December 31, 1999.

Item 4.  Submission of Matters to a Vote of Security Holders

         The annual meeting of Luxemburg Bancshares, Inc.
was held on April 29, 2000. The following three directors were elected: David L. Luebbers, Irvin G.
Vincent and Thomas J. Rueckl. Mr. Jadin, who was listed as a nominee in the proxy statement, withdrew his candidacy prior to the meeting. David L. Luebbers received 164,674 shares for, 1,009 against and none abstained. Irvin G. Vincent received 165,384 shares for, 299 against and none abstained. Thomas J. Rueckl received 165,049 shares for, 634 against and none abstained.

Item 6.     Exhibits and reports on Form 8-K

            (a) Exhibits

                27 Financial Data Schedule

            (b) Reports on Form 8-K

                During the quarter ended June 30, 2000, the registrant did not file any reports on Form 8-K.


                      SIGNATURES

Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                          LUXEMBURG BANCSHARES, INC.
                                          (Registrant)


/s/ John A. Slatky                         /s/ John H. Kaye, C.P.A.
------------------------------------       ----------------------------
John A. Slatky,                            John H. Kaye, C. P. A.
President and Chief Executive Officer      Treasurer
                                           (Principal Accounting Officer)

Date:  8/1/00                              Date:  8/1/00