Form 10QSB
period 2000-09-30
LUXEMBURG BANCSHARES INC
filed 2000-11-08
CIK 1037265

U. S. SECURITIES AND EXCHANGE COMMISSION
                Washington. D. C. 20549

                      Form 10-QSB

(Mark One)

[ X ]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
       THE  SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended September 30, 2000.
[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
       THE EXCHANGE ACT
       For the transition period from _______________ to
       _______________.

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

State the number of shares outstanding of each issuer's classes of common equity, as of October 18, 2000:
           540,528 shares were outstanding.

Transitional Small Business Disclosure Format
     (check one):  Yes  [   ]   No  [ X ]

              LUXEMBURG BANCSHARES, INC.

                         INDEX

                                                      Page No.
  PART I - FINANCIAL INFORMATION

  Independent Accountant's Report                            3

  Consolidated Balance Sheets -
  September 30, 2000 and
  December 31, 1999                                          4

  Consolidated Statements of Income -
  Three Months & Nine Months
  Ended September 30, 2000 and 1999                          5

  Consolidated Condensed Statements of
  Changes in Stockholders' Equity - Nine Months
  Ended September 30, 2000 and 1999                          6

  Consolidated Statements of Cash Flow - Nine Months
  Ended September 30, 2000 and 1999                          7

  Notes to Consolidated Financial Statements             8 - 9

  Management's Discussion and Analysis of
  Financial Condition and Results of Operations        10 - 14

  PART II - OTHER INFORMATION

  Item 6 - Exhibits and Reports on Form 8-K                 15

  SIGNATURES                                                15

            PART I - FINANCIAL INFORMATION

                   Wipfli Ullrich
                   Bertelson LLP
             -----------------------------
             CPAS * CONSULTANTS * ADVISORS
             -----------------------------

            Independent Accountant's Report



Board of Directors and Stockholders
Luxemburg Bancshares, Inc.
Luxemburg, Wisconsin


We have reviewed the accompanying unaudited consolidated balance sheet of Luxemburg Bancshares, Inc. and Subsidiaries as of September 30, 2000, and the related unaudited consolidated statements of income, changes in stockholders' equity, and cash flows for the nine-month period then ended. These financial statements are the responsibility of the Company's management.

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



/s/ Wipfli Ullrich Bertelson LLP
Wipfli Ullrich Bertelson LLP


October 31, 2000
Green Bay, Wisconsin

      LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES
       CONSOLIDATED BALANCE SHEETS - (UNAUDITED)
       September 30, 2000 and December 31, 1999

                        ASSETS


                                        2000          1999
                                        ----          ----
Cash and due from banks             $  3,571,065  $  4,275,838
Interest-bearing deposits                357,715       240,293
Federal funds sold                       388,000             0
                                      ----------    ----------

     Cash and cash equivalents         4,316,780     4,516,131

Investment securities available for
 sale-Stated at fair value            18,508,890    18,276,824

Total loans                           96,151,453    82,366,209
     Allowance for credit losses      (1,068,133)     (895,952)
                                    ------------  ------------

Net loans                             95,083,320    81,470,257
Premises and equipment                 2,567,005     2,731,432
Other investments at cost                328,850       318,550
Other assets                           2,770,493     2,735,318
                                    ------------  ------------

TOTAL ASSETS                        $123,575,338  $110,048,512
                                    ------------  ------------


         LIABILITIES AND STOCKHOLDERS' EQUITY


                                        2000        1999
                                        ----        ----
LIABILITIES:

Non-interest-bearing deposits       $ 11,794,983  $ 12,198,310
Interest-bearing deposits             94,778,289    84,761,332
                                    ------------  ------------

Total deposits                       106,573,272    96,959,642


Short-term borrowings                  4,432,133     1,373,649
Borrowed funds                             9,443        27,683
Other liabilities                        887,033       947,691
                                    ------------  ------------

     Total liabilities               111,901,881    99,308,665
                                    ------------  ------------

STOCKHOLDERS' EQUITY:

Common stock- $1.00 par value:
     Authorized - 2,400,000 shares,
     Issued - 567,512 shares in 2000
      and 564,016 shares in 1999         567,512       564,016
Capital surplus                        4,080,186     4,013,461
Retained earnings                      7,578,975     6,891,080
Accumulated other comprehensive
 deficit                                (209,057)     (384,551)

Less - 26,984 shares of treasury
 common stock, at cost                  (344,159)     (344,159)
                                    ------------  ------------

     Total stockholders' equity       11,673,457    10,739,847
                                    ------------  ------------

TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY               $123,575,338  $110,048,512
                                    ------------  ------------

   See accompanying notes to consolidated financial statements.

      LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF INCOME - (UNAUDITED)

                                   Three Months              Nine Months
                                Ended September 30,      Ended September 30,

                                 2000         1999         2000        1999
                                 ----         ----         ----        ----
INTEREST INCOME:

Interest and fees on loans    $ 2,094,249  $ 1,598,755  $ 5,868,841 $ 4,469,040
Interest on investment
 securities:
     Taxable                      160,920      182,519      488,603     594,312
     Tax-exempt                    95,753       83,986      283,110     228,264
Other interest and dividend
 income                            26,159       11,261       96,072     119,414
                              -----------  -----------  ----------- -----------

     Total interest income      2,377,081    1,876,521    6,736,626   5,411,030
                              -----------  -----------  ----------- -----------

INTEREST EXPENSE:

Deposits                        1,288,326      912,043    3,566,539   2,674,449
Short-term borrowings              57,159       12,133      128,373      20,460
Borrowed funds                     14,412        1,192       15,468       4,793
                              -----------  -----------  ----------- -----------

     Total interest expense     1,359,897      925,368    3,710,380   2,699,702
                              -----------  -----------  ----------- -----------

Net interest income             1,017,184      951,153    3,026,246   2,711,328
                              -----------  -----------  ----------- -----------
Provision for credit losses        39,000       30,000      117,000      90,000
                              -----------  -----------  ----------- -----------

Net interest income after
 provision for credit losses      978,184      921,153    2,909,246   2,621,328
                              -----------  -----------  ----------- -----------

OTHER INCOME:

Service charges on deposit
 accounts                          65,656       50,050      173,204     148,539
Mortgage underwriting fees
 - Secondary market                27,210       43,102       93,656      76,445
Loan servicing fee income          10,652       22,754       38,335      69,841
Other operating income            223,931      127,844      627,271     449,724
                              -----------  -----------  ----------- -----------

     Total other income           327,449      243,750      932,466     744,549
                              -----------  -----------  ----------- -----------

OPERATING EXPENSES:

Salaries and related benefits     519,528      479,791    1,553,456   1,288,034
Net occupancy expense              62,516       56,671      184,477     159,556
Equipment rentals, depreciation,
 and maintenance                   91,181       98,465      271,651     261,592
Data processing                    41,843       41,624      125,257     119,874
Other operating expenses          202,074      160,104      597,243     507,650
                              -----------  -----------  ----------- -----------

     Total operating expenses     917,142      836,655    2,732,084   2,336,706
                              -----------  -----------  ----------- -----------

Income before provision for
 income taxes                     388,491      328,248    1,109,628   1,029,171
Provision for income taxes         95,671       77,072      270,385     266,823
                              -----------  -----------  ----------- -----------

Net income                    $   292,820  $   251,176  $   839,243 $   762,348
                              -----------  -----------  ----------- -----------

Basic earnings per common
 share (*value reflect 2 for
 1 stock split of May 15, 2000.)    $0.54        $0.47        $1.55       $1.42
                                    -----        -----        -----       -----

   See accompanying notes to consolidated financial statements.

      LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES
         CONSOLIDATED CONDENSED STATEMENTS OF
     CHANGES IN STOCKHOLDERS' EQUITY - (UNAUDITED)
     Nine Months Ended September 30, 2000 and 1999



                                 Nine Months Ended       Nine Months Ended
                                 September 30, 2000      September 30, 1999

                                Shares*  Equity Total  Shares*   Equity Total
                                -------  ------------  -------   ------------

Balance - Beginning of period   537,032  $ 10,739,847  487,002   $  9,456,433
                                -------  ------------  -------   ------------

Issuance of common stock          3,496  $     70,221   50,000   $  1,100,000
                                  -----  ------------   ------   ------------

Sale of treasury stock                   $          0       30   $        660
                                         ------------   ------   ------------

Comprehensive income:
     Net Income                          $    839,243            $    762,348
                                         ------------            ------------
     Other comprehensive
      income (deficit) -
      Change in net unrealized
      loss on securities
      available for sale                      175,494                (449,900)
                                              -------                ---------


Total comprehensive income                  1,014,737                 312,448
                                            ---------                 -------

Dividends Paid                               (151,348)               (126,620)

Balance - End of period         540,528  $ 11,673,457   537,032  $ 10,742,921
                                -------  ------------   -------  ------------


* The number of shares outstanding reflects the 2 for 1 stock split of May 15, 2000

      LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES
  CONSOLIDATED STATEMENTS OF CASH FLOW - (UNAUDITED)
     Nine Months Ended September 30, 2000 and 1999


                                                   2000             1999
                                                   ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                    $     839,243    $     762,348
                                              -------------    -------------
Adjustments to reconcile net income
to net cash provided by operating activities:
     Depreciation and amortization                  265,748          270,625
     Accretion of discounts on securities           (14,611)         (15,677)
     Amortization of premiums on securities           5,732           14,406
     Provision for credit losses                    117,000           90,000
     (Gain) loss on sale of other real estate       (38,145)               0
     Gain on sale of premises and equipment            (299)               0
     Change in other operating assets                21,054         (232,808)
     Change in other operating liabilities         (143,713)         (62,739)
                                              -------------    -------------

       Total adjustments                            212,766           63,807
                                              -------------    -------------

Net cash provided by operating activities         1,052,009          826,155
                                              -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from maturities of
      securities available for sale               1,406,524        6,820,627
     Purchase of securities available for sale   (1,364,386)      (7,053,305)
     Net (increase) decrease in loans           (13,823,858)     (13,224,453)
     Purchase of additional life insurance          (56,229)         (54,953)
     Proceeds from sale of other real estate        131,940           31,652
     Proceeds for the sale of premise
      and equipment                                     299                0
     Capital expenditures                          (101,321)      (1,249,295)
     Purchase of other investments                  (10,300)         (42,500)
                                              -------------    -------------

Net cash provided by (used in)
 investing activities                           (13,817,331)     (14,772,227)
                                              -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net increase in deposits                     9,613,630        5,494,144
     Net increase (decrease) in short-
      term borrowings                             3,981,760          643,457
     Principal payments on borrowed funds          (948,292)         (43,765)
     Proceeds from the issuance of stock                           1,100,660
     Director and Employee Stock Purchase Plans      70,221                0
     Dividends Paid                                (151,348)        (126,620)
                                              -------------    -------------

Net cash provided by (used in)
 financing activities                            12,565,971        7,067,876
                                              -------------    -------------

Net increase (decrease) in cash and
 cash equivalents                                  (199,351)      (6,878,196)
Cash and cash equivalents at beginning            4,516,131       12,320,851
                                              -------------    -------------

Cash and cash equivalents at end              $   4,316,780    $   5,442,655
                                              -------------    -------------

Supplemental information:
-------------------------

Cash paid during the period for:
     Interest                                 $   3,683,421    $   2,865,556
     Income taxes                             $     287,698    $     251,129
Loans transferred to Other Real Estate        $      93,799    $           0


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

Earnings per common share are based upon the weighted
average number of common shares outstanding.  The
weighted average number of shares outstanding was
540,528 and 537,032 for the three months and 540,375
and 503,678 for the nine months ended September 30,
2000 and 1999, respectively. The basic and diluted
earnings per share are the same for 2000 and 1999. On
March 17, 2000 the Board of Directors approved a two
(2) for one (1) stock split for shareholders of record
of April 2, 2000 and issued on May 15, 2000.   The
earnings per share and number of shares outstanding reflect the stock split for comparative purposes.

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

                                         Notional Amount
                              September 30, 2000   December 31, 1999

Commitments to extend credit      $8,516,000          $7,928,000
Credit card arrangements           1,154,000           1,451,000
Standby letters of credit            538,000             848,000

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

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS
      LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES

SELECTED QUARTERLY FINANCIAL DATA

                           Three Months               Nine Months
                          Ended September 30,        Ended September 30,

                             2000          1999          2000         1999
                             ----          ----          ----         ----

Net Earnings             $    292,820  $    251,176  $    839,243 $    762,348
Average Consolidated
 Balance Sheet Items:
     Loans                 92,456,632    72,490,846    88,115,828   66,719,594
     Taxable Investment
      Securities           10,386,768    11,272,053    10,531,141   12,644,743
     Fed Funds Sold           310,076       538,848     1,060,427    2,893,183
     Municipal Loans &
      Investments           9,850,709     9,633,770     9,609,851    9,165,093
     Other Earning Assets   1,033,694       711,103       941,329      875,911
                         ------------  ------------  ------------ ------------
       Total Earning
        Assets            114,037,879    94,646,620   110,258,576   92,298,524
     Total Assets         121,255,732   103,201,269   117,513,447   99,750,727
     Deposits             104,873,887    91,415,349   102,816,716   88,612,988
     Shareholders' Equity  11,537,732    10,810,805    10,768,428   10,063,750

Key Ratios:
     Average Equity to
      Average Total Assets      9.52%        10.48%         9.16%       10.09%
     Return on Average
      Total Assets              0.97%         0.97%         0.95%        1.02%
     Return on Average Equity  10.15%         9.29%        10.39%       10.10%
     Net Interest Margin        3.58%         3.99%         3.67%        3.93%



NET INTEREST INCOME

Net interest income, the principle source of earnings, is the amount by which interest generated by earning assets exceeds the interest costs of liabilities obtained to fund them. As shown below, net interest income has increased $66,031 or 6.94% to $1,017,184 for the three months ended September 30, 2000, from $951,153 for the three months ended September 30, 1999.
Net interest income has increased $314,918 or 11.61% to $3,026,246 for the nine months ended September 30, 2000, from $2,711,328 for the nine months ended
September 30, 1999. The increase in net interest income reflects the loan and deposit growth. The increase was reduced because deposit interest rates increased faster than loan interest rates.

                          Three Months              Nine Months
                       Ended September 30,       Ended September 30,
                        2000         1999         2000         1999
                        ----         ----         ----         ----
Interest Income      $ 2,377,081  $ 1,876,521  $ 6,736,626  $ 5,411,030
Interest Expense       1,359,897      925,368    3,710,380    2,699,702
                     -----------  -----------  -----------  -----------
Net Interest Income  $ 1,017,184  $   951,153  $ 3,026,246  $ 2,711,328
                     -----------  -----------  -----------  -----------

Net Interest Margin        3.58%        3.99%        3.67%        3.93%

RATE/VOLUME ANALYSIS

The impact of changes in volume and interest rates on net interest income for the three and nine months ended
September 30, 2000 is illustrated in the following table:

Three Months Ended September 30, 2000 Compared to Three
Months Ended September 30, 1999.
                          Increase (Decrease) in Net Interest Income
                         Net Change      Due To Rate    Due To Volume
                         ----------      -----------    -------------
Interest Income          $  500,560      $    84,963    $     415,597
Interest Expense            434,529          157,169          277,360
                         ----------      -----------    -------------
Net Interest Income      $   66,031      $   (72,206)   $     138,237
                         ----------      -----------    -------------

Nine Months Ended September 30, 2000 Compared to Nine
Months Ended September 30, 1999.
                          Increase (Decrease) in Net Interest Income
                         Net Change      Due To Rate    Due To Volume
                         ----------      -----------    -------------
Interest Income          $1,325,596      $    73,844    $   1,251,752
Interest Expense          1,010,678          268,471          742,207
                         ----------      -----------    -------------
Net Interest Income      $  314,918      $  (194,627)   $     509,545
                         ----------      -----------    -------------

Interest rates on the Bank's earning assets and interest bearing liabilities were generally higher for the three months and nine months ended September 30, 2000 compared to the three months and nine months ended
September 30, 1999.  Earning assets increased 20.5% and
19.5%, respectively to $114,037,879 for the three months ended September 30, 2000 from $94,646,620 for the three months ended September 30, 1999 and to $110,258,576 for the nine months ended September 30, 2000 from $92,298,524 for the nine months ended
September 30, 1999. Interest bearing liabilities increased 24.6% and 20.4%, respectively to $95,837,614 for the three months ended September 30, 2000 compared to $76,896,788 for the three months ended September 30, 1999 and to $92,672,896 for the nine months ended
September 30, 2000 compared to $76,996,708 for the nine months ended September 30, 1999.

OPERATING RESULTS

Net income for the three months ended September 30, 2000, was $292,820 compared to $251,176 for the three months ended September 30, 1999. The increase of $41,644 reflects an increase in net interest income and fee income with higher operating costs. The increase in net interest income of $66,031 for the three months ended September 30, 2000, compared to the three months ended September 30, 1999 is discussed in "Net Interest
Income" and "Rate/Volume Analysis" elsewhere in this report. Other operating income, including other loan fees, debit card, ATM fees, and including a $38,143 profit from the sale of other real estate increased
$96,087 or 75% to $223,931 for the three months ending
September 30, 2000 compared to $127,844 for the three months ending September 30, 1999.

Total operating expenses increased $80,487 or 9.6% to $917,142 for the three months ended September 30, 2000 from $836,655 for the three months ended September 30, 1999. Salaries and related benefits increased $39,737 or 8.3% to $519,528 for the three months ended
September 30, 2000 compared to $479,791 for the three months ended September 30, 1999. Additional staffing in the Financial Resource Center plus increases in insurance and training costs account for the increase.
Net occupancy expense increased $5,845 or 10.3% to $62,516 for the three months ended September 30, 2000 compared to $56,671 for the three months ended
September 30, 1999. Equipment rentals, depreciation, and maintenance for the three months ended September
30, 2000 decreased $7,284 or 7.4% to $91,181 compared
to $98,465 for the three months ended September 30, 1999. Finally, other operating expenses for the three months ended September 30, 2000 increased $41,970 or 26.2% to $202,074 from $160,104 for the three months ended September 30, 1999. The additional expenses were increases in accounting fees, telecommunication expenses and the FDIC assessments.

Net income for the nine months ended September 30, 2000, was $839,243 compared to $762,348 for the nine months ended September 30, 1999. The increase of $76,895 reflects an increase in net interest income and fee income with higher personnel costs. The increase in net interest income of $314,918 for the nine months ended September 30, 2000, compared to the nine months ended September 30, 1999 is discussed in "Net Interest
Income" and "Rate/Volume Analysis" elsewhere in this report. Other operating income, including other loan fees, debit card and ATM fees, increased $177,547 or 39.5% to $627,271 for the nine months ended September
30, 2000 compared to $449,724 for the nine months ended
September 30, 1999. Of the increase other loan fees accounted for $36,061, alternative investment sales accounted for $33,490 and card services and ATM services accounted for $19,903.

Total operating expenses increased $395,378 or 16.9% to
$2,732,084 for the nine months ended September 30, 2000
from $2,336,706 for the nine months ended September 30,
1999. Salaries and related benefits increased $265,422
or 20.6% to $1,553,456 for the nine months ended
September 30, 2000 compared to $1,288,034 for the nine
months ended September 30, 1999. Higher salaries and
wages in addition to the Financial Resource Center
increase in sales staff plus increases in insurance and
training costs account for
the increase.  Net occupancy
expense increased $24,921 or 15.6% to $184,477 for the
nine months ended September 30, 2000 compared to
$159,556 for the nine months ended September 30, 1999,
largely related to the additional depreciation and real
estate taxes of the new Casco office.  Equipment
rentals, depreciation, and maintenance for the nine
months ended September 30, 2000 increased $10,059 or
3.8% to $271,651 compared to $261,592 for the nine
months ended September 30, 1999.   Other operating
expenses for the nine months ended September 30, 2000
increased $89,593 or 17.6% to $597,243 from $507,650
for the nine months ended September 30, 1999. The additional expenses were increases in accounting fees, telecommunication expenses and the FDIC assessments.

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

At September 30, 2000 the Company had $948,000 in loans past due 90 days or more that were still accruing interest as compared to $160,000 for September 30, 1999. The loans were adequately secured to allow for the repayment of both the principal and interest due.
At September 30, 2000 and 1999 the Company did not have any loans that met the definition of "Troubled Debt
Restructuring". In addition, there were no loans considered to be impaired. The Bank had $364,000 of nonaccrual loans at September 30, 2000 and $200,000 of nonaccrual loans at September 30, 1999.

During the three months ended September 30, 2000, $2,000 was charged to the allowance for loan losses compared to $13,000 for the three months ended
September 30, 1999. At September 30, 2000 the allowance was $1,068,000 or 1.11% of total loans. This compares to an allowance of $845,000 or 1.09% of total loans as of September 30, 1999. For the three months ended
September 30, 2000 the Bank had net recoveries of $7,000 compared to net charge-offs of $3,000 for the three months ended September 30, 1999. For the nine months ended September 30, 2000 the Bank had net recoveries of $56,000 compared to net charge-offs of $19,000 for the nine months ended September 30, 1999.

The following table summarizes loan charge-offs and recoveries by type of loan for the three months ended
September 30, 2000 and 1999:

       Loan Type          September 30, 2000     September 30, 1999
                        Charge-Off   Recovery   Charge-Off   Recovery

Real Estate               $     0    $     0      $     0    $ 1,000
Commercial and Industrial       0          0            0          0
Agricultural                    0      1,000            0      2,000
Consumer                    2,000      8,000       13,000      7,000
                          -------    -------      -------    -------

TOTALS                    $ 2,000    $ 9,000      $13,000    $10,000
                          -------    -------      -------    -------

The following table summarizes loan charge-offs and recoveries by type of loan for the nine months ended
September 30, 2000 and 1999:

       Loan Type          September 30, 2000     September 30, 1999
                        Charge-Off   Recovery   Charge-Off   Recovery

Real Estate              $      0   $      0     $      0   $  1,000
Commercial and Industrial       0     33,000            0      2,000
Agricultural                    0     26,000            0      8,000
Consumer                   24,000     21,000       40,000     10,000
                         --------   --------     --------    -------

TOTALS                   $ 24,000   $ 80,000     $ 40,000   $ 21,000
                         --------   --------     --------   --------

The Bank has allocated its allowance for credit losses
at the end of each period presented as follows:
                        September 30, 2000    September 30, 1999

                                       % of                 % of
                                     loans to             loans to
Balance at End of                      total                total
 Period Applicable to:  Amount         Loans   Amount       Loans

Commercial and
 agricultural       $   639,618         55%  $ 548,519       59%
Real Estate-
 construction            89,070         10%     54,675        6%
Real Estate-mortgage     95,766         21%     76,722       20%
Consumer                169,454         15%    112,161       15%
                    -----------        ----  ---------      ----

Total Domestic          993,908        100%    792,077      100%
                                       ----                 ----
Unallocated              74,225                 52,546
                    -----------              ---------

TOTALS              $ 1,068,133        100%  $ 844,623      100%
                    -----------              ---------

LIQUIDITY AND INTEREST RATE SENSITIVITY

The Company must maintain an adequate liquidity position in order to respond to the short-term demand for funds caused by withdrawals from deposit accounts, extensions of credit and for the payment of operating expenses. Maintaining this position of adequate liquidity is accomplished through the management of a combination of liquid assets; those which can be converted into cash and access to additional sources of funds. Primary liquid assets of the Company are cash and due from banks, federal funds sold, investments held as "available for sale" and maturing loans.
Federal funds purchased and loans from the Federal Home
Loan Bank system represent the Company's primary source of immediate liquidity and were maintained at a level to meet immediate needs. Federal Funds Sold averaged approximately $310,076 and $538,848 for the three months ended September 30, 2000 and 1999, respectively.
Maturities in the Company's loan and investment portfolios are monitored regularly to avoid matching short-term deposits with long-term loans and investments. Other assets and liabilities are also monitored to provide the proper balance between liquidity, safety, and profitability. This monitoring process must be continuous due to the constant flow of cash that is inherent in a financial institution.

The Company actively manages its interest rate sensitive assets and liabilities to reduce the impact of interest rate fluctuations. In addition, the Bank monitors the interest rates paid on certificates of deposit as advertised by its competitors and strives to pay competitive interest rates to retain and attract certificates of deposit. Should competitive pressures dictate, the Bank may have to increase rates paid to retain the certificates of deposit that mature in the next year and any increase in interest rates paid on certificates of deposit may reduce future Company earnings. The Bank also monitors the assets and liabilities that reprice each month to determine the impact on future earnings from anticipated repricings.
At September 30, 2000 the Company's rate sensitive liabilities exceed rate sensitive assets due within one year by $13,121,000.

As part of managing liquidity, the Company monitors its loan to deposit ratio on a daily basis. At September
30, 2000 the ratio was 90.2% which is within the Company's acceptable range.

The Company experienced a decrease in cash and cash equivalents, its primary source of liquidity, of $199,351 for the nine months ended September 30, 2000.
The primary source of cash flow for the nine months ended September 30, 2000 was cash provided by financing activities of $12,565,971 which consisted of an increase in deposits of $9,613,630 and an increase in short term borrowing of $3,981,760. Cash outflow for the three months ended September 30, 2000 was primarily an increase in loans of $13,823,858. The Company's management believes its liquidity sources are adequate to meet its operating needs and does not know of any trends, events or uncertainties that may result in a significant adverse effect on the Company's operations or liquidity position.

The following table illustrates the projected maturities and the repricing mechanisms of the major asset/liability categories of the Company as of September 30, 2000, based on certain assumptions. No prepayment rate assumptions have been made for the loan portfolio. Maturities and repricing dates for investments have been projected by applying the assumptions set forth below to contractual maturities and repricing dates.

                           1 Year          1 - 5        5 - 10      After 10
                           or Less         Years        Years         Years
Interest Earning
 Assets:
   Fed Funds Sold        $  4,316,000
   Investment Securities $  2,932,000  $  8,033,000  $ 5,004,000  $ 2,540,000
   Loans
     Variable Rate       $ 11,990,000
     Real Estate-
      Construction       $  7,965,000       942,000
     Real Estate-Other   $ 11,102,000  $ 22,252,000  $   979,000  $   230,000
     Commercial and
       Industrial        $  8,480,000  $ 13,755,000  $ 1,789,000  $         0
     Agricultural        $  3,044,000  $  3,175,000               $   765,000
     Consumer            $  1,136,000  $  6,436,000  $   203,000  $     2,000
   Other                 $    683,000  $    378,000  $   845,000  $         0
                         ------------  ------------  -----------  -----------


Total Interest
 Earning Assets          $ 51,648,000  $ 54,971,000  $ 8,820,000  $ 3,537,000
                         ------------  ------------  -----------  -----------

Interest Bearing
 Liabilities:
   Interest Bearing
    Demand                                                        $ 5,215,000
   Savings Deposits      $  5,737,000                             $13,385,000
   Money Market
    Accounts             $  1,011,000                             $ 2,361,000
   Certificates of
    Deposit              $ 39,248,000  $  9,079,000
   Jumbo CD's            $ 11,325,000  $  1,836,000
   IRA's                 $  5,016,000  $    566,000
   Other                 $  2,432,000  $  2,009,000          -0-          -0-
                         ------------  ------------  -----------  -----------


Total Interest
 Bearing Liabilities     $ 64,769,000  $ 13,490,000          -0-  $20,961,000
                         ------------  ------------  -----------  -----------


Interest Sensitivity
 Gap per Period          $(13,121,000) $ 41,481,000  $ 8,820,000 $(17,424,000)
                         ------------  ------------  ----------- ------------

Cumulative Interest
 Sensitivity Gap         $(13,121,000) $ 28,360,000  $37,180,000  $19,756,000
                         ------------  ------------  -----------  -----------

Interest Sensitivity
 Gap as a Percentage
 of Earning Assets             (11.0%)        34.9%         7.4%       (14.6%)

Cumulative Sensitivity
 Gap as a Percentage
 of Earning Assets             (11.0%)        23.8%        31.3%        16.6%

              PART II - OTHER INFORMATION


Item 6.     Exhibits and reports on Form 8-K

                 (a) Exhibits

                     27 Financial Data Schedule

                 (b) Reports on Form 8-K

                     During the quarter ended September 30, 2000, the registrant did not file any reports on Form 8-K.


                      SIGNATURES

Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                   LUXEMBURG BANCSHARES, INC.
                                   (Registrant)

/s/ John A. Slatky                 /s/ John H. Kaye, C.P.A.
-------------------------------    ------------------------------
John A. Slatky,                    John H. Kaye, C. P. A.
President and Chief                Treasurer
  Executive Officer                (Principal Accounting Officer)


Date:  November 8, 2000            Date:  November 8, 2000