Form 10KSB
period 2000-12-31
LUXEMBURG BANCSHARES INC
filed 2001-03-23
CIK 1037265

U.S. SECURITIES AND EXCHANGE COMMISSION
                 Washington, DC 20549
                      FORM 10-KSB

[ X ]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
        For the fiscal year ended December 31, 2000

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

Issuer's revenues for the year ended December 31, 2000.
                      $10,436,791

The aggregate market value (determined using the book value per share) of common stock held by non-affiliates of the registrant as of March 14, 2001 was $10,472,016

The number of shares outstanding of the registrant's common stock as of March 14, 2001 was 544,241

          DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement dated March
26, 2001 to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held
April 28, 2001 are incorporated by reference into Part III.

                        PART I

ITEM 1.   DESCRIPTION OF BUSINESS.

THE COMPANY

     Luxemburg Bancshares, Inc. (the "Company"), a
Wisconsin corporation, was formed June 10, 1983 for the purpose of owning a Wisconsin bank. On December 30, 1983, the Company acquired a controlling interest in the Bank of Luxemburg (the "Bank"). The Bank is now a wholly-owned subsidiary of the Company.

     As of December 31, 2000, the Company had total consolidated assets of $125.1 million and total stockholders' equity of $12.1 million.

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

LENDING ACTIVITIES

     The Bank offers a range of lending services, including real estate, consumer, commercial and industrial and agricultural loans to individuals, small business and other organizations that are located in or conduct a substantial portion of their business in the Bank's market area. The Bank's total loans as of December 31, 2000 were $94.7 million, or approximately
76% of total consolidated assets. In addition, the Bank services $30.7 million in consumer real estate loans sold to the Federal Home Loan Mortgage
Corporation ("FHLMC") and the Federal Home Loan Bank
("FHLB"). Interest rates charged on loans vary with the degree of risk, maturity, and amount of the loan, and are further subject to competitive pressures, cost and availability of funds and government regulations.

     The Bank maintains a comprehensive loan policy that establishes guidelines with respect to all categories of lending activity. The policy establishes lending authority for each individual loan officer and officer committee and board lending authority. All loans to directors and executive officers are approved by the Board of Directors. The loans are concentrated in four major areas: real estate loans, commercial loans, consumer loans and agricultural loans. The lending strategy is the development of a high quality loan portfolio.

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

     The Bank also provides services to support dairy farms in the rural areas of Kewaunee and southern Door counties. About seven (7%) percent of the Bank's loan portfolio, $6.9 million, is in agricultural loans
(including agricultural real estate loans). The loans provide financing for real estate and personal property purchases, as well as operational lines of credit and production financing. The credit terms are typically similar to other commercial loans. The Bank will provide direct financing, as well as guaranteed financing, through Federal (FmHA) and State of Wisconsin (WHEDA) sponsored programs.

DEPOSIT ACTIVITIES

     Deposits are the major source of the Bank's funds for lending and other investment activities. The Bank considers the majority of its regular savings, investors choice, demand, NOW and money market deposit accounts to be core deposits. These accounts comprised approximately 41% of the Bank's total deposits at December 31, 2000. Approximately 59% of the Bank's deposits at December 31, 2000 were certificates of deposit. Generally, the Bank attempts to maintain the rates paid on its deposits at a competitive level.
Deposits of $100,000 and over made up approximately 11% of the Bank's total deposits at December 31, 2000. The majority of the deposits of the Bank are generated from Kewaunee and Brown Counties. Brokered deposits at
December 31, 2000 made up 3.04% of the Bank's total deposits. For additional information regarding the Bank's deposit accounts, see "Management's Discussion and Analysis or Plan of Operation - Liquidity and
Interest Rate Sensitivity" and Note 8 of Notes to
Consolidated Financial Statements.

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

SUPERVISION AND REGULATION

     As a registered bank holding company, the Company is subject to regulation and examination by the Board of Governors of the Federal Reserve System (the
"Federal Reserve Board") under the Bank Holding Company
Act, as amended (the "BHCA"). The Bank is subject to regulation and examination by the DFI and the FDIC.

     Under the BHCA, the Company is subject to periodic examination by the Federal Reserve Board, and is required to file with the Federal Reserve Board periodic reports of its operations and such additional information as the Federal Reserve Board may require.
In accordance with Federal Reserve Board policy, the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances where the Company might not do so absent such policy. In addition, there are numerous federal and state laws and regulations which regulate the activities of the Company, the Bank, and the non-bank subsidiaries. They include requirements and limitations relating to capital and reserve requirements, permissible investments and lines of business, transactions with affiliates, loan limits, mergers and acquisitions, issuance of securities, dividend payments, inter-affiliate liabilities, extensions of credit and branch banking.

     Federal banking regulatory agencies have established capital adequacy rules which take into account risk attributable to balance sheet assets and off-balance sheet activities. All banks and bank holding companies must meet a minimum total risk-based capital ratio of 8%, of which at least one-half must be comprised of core capital elements defined as Tier 1 capital (which consists principally of shareholders' equity). The federal banking agencies also have adopted leverage capital guidelines which banking organizations must meet. Under these guidelines, the most highly rated banking organizations must meet a minimum leverage ratio of at least 3% Tier 1 capital to total assets, while lower rated banking organizations must maintain a ratio of at least 4% to 5%. Failure to meet minimum capital requirements can initiate certain mandatory - and possible additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the consolidated financial statements. The risk-based and leverage standards presently used by the Federal Reserve Board are minimum requirements, and higher capital levels will be required it warranted by the particular circumstances or risk profiles of individual banking organizations.
The Federal Reserve Board has not advised the Company of any specific minimum Tier 1 capital leverage ratio applicable to it.

     Federal law provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators' power depends on whether the institution in question is "well capitalized," "adequately capitalized,"
"undercapitalized," "significantly undercapitalized," or "critically undercapitalized." To be well capitalized under the regulatory framework, the Tier 1 capital ratio must meet or exceed 6%, the total capital ratio must meet or exceed 10% and the leverage ratio must meet or exceed 5%. At December 31, 2000, the most recent notification from the Federal Reserve, the Company was categorized as well capitalized under the regulatory framework for prompt corrective action.
There are no conditions or events since that notification that management believes have changed the Company's category. As of December 31, 2000, the Bank had a total risk-based capital ratio of 12.8%, a Tier I risk-based capital ratio of 11.6% and a leverage ratio of 9.1%. The Bank was deemed well capitalized as of December 31, 2000 and 1999.

     Current federal law provides that adequately capitalized and managed bank holding companies from any state may acquire banks and bank holding companies located in any other state, subject to certain conditions. Banks are permitted to create interstate branching networks in states that do not "opt out" of interstate branching.

     The laws and regulations to which the Company is subject are constantly under review by Congress, regulatory agencies and state legislatures. On
November 12, 1999, then President Clinton signed important legislation passed by Congress to overturn
Depression-era restrictions on affiliations by banking organizations. This comprehensive legislation, referred to as the Gramm-Leach-Bliley Act (the "Act"), eliminates certain barriers to and restrictions on affiliations between banks and securities firms, insurance companies and other financial services organizations. The Act provides for a new type of "financial holding company" structure, under which affiliations among these entities may occur, subject to the regulation of the Federal Reserve Board and regulation of affiliates by the functional regulators, including the Securities and Exchange Commission and state insurance regulators. In addition, the Act permits certain non-banking financial and financially related activities to be conducted by operating subsidiaries of a national bank. Under the Act, a bank holding company may become certified as a financial holding company by filing a notice with the Federal
Reserve Board, together with a certification that the bank holding company meets certain criteria, including capital, management and Community Reinvestment Act requirements. The Act contains a number of provisions allocating regulatory authority among the Federal
Reserve Board, other banking regulators, the Securities and Exchange Commission and state insurance regulators.
In addition, the Act imposes strict new limits on the transfer and use by financial institutions of nonpublic, personal information about their customers.

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

     While certain provisions of the Act became effective on November 12, 1999, other provisions are subject to delayed effective dates, and in some cases, will be implemented only upon the adoption by federal regulatory agencies of rules prescribed by the Act. On
June 1, 2000, the federal bank regulatory agencies issued final regulations implementing the Act's consumer privacy protections. Among other things, the new privacy regulations give customers the right to "opt out" of having their nonpublic, personal information shared by a financial institution with nonaffiliated third parties. The Act also bars financial institutions from disclosing customer account numbers or other such access codes to nonaffiliated third parties for direct marketing purposes and requires annual disclosure by financial institutions of their policies and procedures for protecting customers' nonpublic, personal information. Full compliance with the new privacy regulations is mandatory as of July 1, 2001.

     The earnings and business of the Company and the Bank are also affected by the general economic and political conditions in the United States and abroad and by the monetary and fiscal policies of various federal agencies. The Federal Reserve Board impacts the competitive conditions under which the Company operates by determining the cost of funds obtained from money market sources for lending and investing and by exerting influence on interest rates and credit conditions. In addition, legislative and economic factors can be expected to have an ongoing impact on the competitive environment within the financial services industry. The impact of fluctuating economic conditions and federal regulatory policies on the future profitability of the Company and its subsidiaries cannot be predicted with certainty.

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

EMPLOYEES

     As of March 14, 2001, the Company employed 43 full-time employees and 16 part-time employees. The employees are not represented by a collective bargaining unit. The Company considers relations with employees to be good.

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

     The Bank opened its Bellevue Office (located at
1311 Bellevue Street, Green Bay, Wisconsin) during
August, 1989.  The Bank owns its Bellevue Office.

     On April 17, 1996, the Bank opened its IGA office
(located at 602 Center Street, Luxemburg). The Bank has executed a lease for this property expiring in 2001. The Bank expects to renew the lease with the terms yet to be negotiated.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
          HOLDERS.

     No matters were submitted to the shareholders during the fourth quarter of 2000.


         EXECUTIVE OFFICERS OF THE REGISTRANT

     Following are the persons who were the executive officers of Luxemburg Bancshares, Inc. as of December
31, 2000, their ages as of March 31, 2001, their current titles and positions held during the past five years:

     JOHN A. SLATKY, - Age 49.  Mr. Slatky is
President, Chief Executive Officer and a director of the Company and Vice Chairman of the Bank of Luxemburg.
He commenced employment with the Bank in 1984 and has held various executive positions with the Company or the Bank since 1986. He was employed at the Kimberly
State Bank (an Associated Bank) from 1974 through 1983.
Mr. Slatky has been a director of the Company since
1987 and a director of the Bank since 1986.

     DAVID L. LUEBBERS, - Age 51.  Mr. Luebbers,
President and a Director at the Bank, has held numerous officers positions since 1989, most recently as Executive Vice President and CFO. Mr. Luebbers is responsible for overseeing all loan operations and managing the investment portfolio. Mr. Luebbers also serves as one of the Company's Vice Presidents. Mr.
Luebbers has been a director of the Company and the Bank since 2000.

     SHERI L. KNOPE, CPA- Age 30.  Mrs. Knope,
Treasurer/CFO of the Company, has over five years of financial institution experience. Most recently, Mrs.
Knope, was a Senior Accountant at Wipfli Ullrich
Bertelson LLP where she was responsible for performing financial institution audits. She was employed at F&M
Bank (Citizen's Bank) from 1994 to 1998. The Company has employed Mrs. Knope since March 5, 2001.

                        PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND
          RELATED SHAREHOLDER MATTERS.

     There is no established public trading market for the Common Stock and such trading activity, as it occurs, takes place in privately negotiated transactions.

     At March 14, 2001 there were approximately 750 shareholders of record of the Common Stock.

     The Company has paid the following cash dividends on its shares of Common Stock since 1996:

          Year Ended December 31    Dividends Per Share

                   1996                   $0.380
                   1997                   $0.425
                   1998                   $0.485
                   1999                   $0.525
                   2000                   $0.580

     In determining quarterly the dividends to be paid, the Board of Directors will examine the then-existing circumstances, including the Company's rate of growth, profitability, financial condition, existing and anticipated capital requirements, the amount of funds legally available for the payment of dividends, regulatory constraints and such other factors as the Board determines relevant. The primary source of funds for payment of dividends by the Company is dividends paid to the Company by the Bank. The Bank is limited by Wisconsin statute in the amount of dividends it is allowed to pay. Under the law, a bank may pay dividends from its undivided profits after making provision for payment of all expenses, losses, required reserves, taxes and interest accrued or due from the bank. If a bank has declared and paid dividends in either of two proceeding years in excess of its net income in such year, it may not declare or pay any dividend which exceeds year-to-date net income except with the written approval of DFI.

     On January 10, 2000, the Company sold 2,028 shares of stock at $18.70 per share to employees of the Bank pursuant to the Company's 2000 Employee Stock Purchase
Plan. The Plan is a qualified stock purchase plan under Section 423 of the Internal Revenue Code, and allows employees to purchase stock at 85% of fair market value. The offering was exempt from registration under the Securities Act of 1933 pursuant to Section 3(a)(11) of the Act and Rule 147 thereunder, because all employees are residents of the state of Wisconsin. Resales of the stock are restricted for nine months to residents of the state of Wisconsin.

     On January 6, 2000, the Company sold 1,468 shares of stock at $22.00 per share to five directors of the Company pursuant to the Company's 2000 Director Stock
Purchase Plan. The offering was exempt from registration under the Securities Act of 1933, as amended, pursuant to Sections 3(a)(11) and 4(2) thereof, because the directors are residents of the state of Wisconsin.

     The number of shares and the price per share reflect the 2 for 1 stock split of May 15, 2000.


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
          OF OPERATION.

The following discussion and analysis of the Company relates to the years ended December 31, 2000 and 1999 and should be read in conjunction with the Company's consolidated financial statements and notes thereto included elsewhere herein.

Results of Operations

Year ended December 31, 2000 Compared to the Year Ended
                   December 31, 1999

     The Company's results of operations depend primarily on the level of its net interest margin, its provision for credit losses, its non-interest income and its operating expenses. Net interest income depends on the volume of and rates associated with interest earning assets and interest bearing liabilities which results in the net interest margin.
Net income increased $130,566 or 12.6% to $1,170,223
for the year ended December 31, 2000 from $1,039,657 for the year ended December 31, 1999. The growth of the Bank increased net interest margin which increased income and the growth of non-interest income helped offset the increases in non-interest expenses. The following table summarizes the Company's operating performance for the years specified.

                         Year Ended December 31,
                         -----------------------

                           2000           1999
                           ----           ----
Return on Assets           0.94%          0.94%
Return on Equity           9.69%          9.68%

     Net Interest Income. Net interest income increased $339,380 or 9.1% to $4,085,589 for the year ended December 31, 2000 from $3,746,209 for the year ended December 31, 1999. Total interest income increased $1,766,039 for the year ended December 31, 2000 to $9,176,060 from $7,410,021 for the year ended
December 31, 1999. This increase is primarily the result of Bank growth as average earning assets increased by 18.1% for the year ended December 31, 2000 compared to the year ended December 31, 1999. The majority of the increase was in taxable loans which provides the greatest tax equivalent yield of all the Company's earning assets. The average interest rate on loans increased during the year raising the average yield on earning assets from 7.82% for the year ended
December 31, 1999 to 8.18% for the year ended December
31, 2000.

     Total interest expense increased $1,426,659 or
38.9% to $5,090,471 for the year ended December 31,
2000 from $3,663,812 for the year ended December 31,
1999.  This increase was due to bank growth and higher
average rates paid on savings and other time deposits
for the year ended December 31, 2000 compared to the
year ended December 31, 1999. Total interest bearing
liabilities averaged $95,175,597 for the year ended
December 31, 2000 as compared to $80,083,693 for the
year ended December 31, 1999. The average rate paid on
savings accounts increased to 3.83% for the year ended
December 31, 2000 compared to 3.43% for the year ended
December 31, 1999. The average rate paid on other time
deposits increased to 6.11% for the year ended December
31, 2000 compared to 5.43% for the year ended December
31, 1999.   The average cost of interest bearing
liabilities for the year ended December 31, 2000 was 5.35% compared to an average cost of interest bearing liabilities of 4.57% for the year ended December 31, 1999.

     The following table summarizes the maturities of time deposits of $100,000 or more as of December 31, 2000:

                        Certificates of          Other Time
                           Deposit of            Deposits of
Time Until Maturity     $100,000 or More      $100,000 or More

3 months or less          $ 2,282,000             $100,000
3 through 6 months          1,575,000              490,000
6 through 12 months         5,692,000              104,000
over 12 months              2,172,000                    0
                          -----------             --------

Totals                    $11,721,000             $694,000
                          ===========             ========

     The following table details average balances, interest income/expense and average rates/yields for the Company's earning assets and interest bearing liabilities for the years ended December 31, 2000 and 1999. For purposes of the analysis below, any adjustments of interest income due to loans being placed on non-accrual status, the recovery of previously charged off past due interest or the return of a loan to full accrual status have been included in interest income on loans and have been included in the analysis of the reported yield on loans. The analysis below excludes any changes in the fair market value of investment securities available for sale. For purposes of the analysis below, the Company does not report yields and earnings on its tax-exempt investments and loans on a tax-equivalent basis.

                   Year End December 31, 2000      Year End December 31, 1999
                   --------------------------      --------------------------
                              Interest  Average              Interest  Average
                 Average      Income/   Yield/    Average    Income/   Yield/
                 Balance      Expense    Rate     Balance    Expense    Rate
ASSETS:
Interest
Bearing:
 Loans        $ 89,964,246  $7,933,893  8.82%  $ 70,176,348 $6,075,718   8.66%
 Taxable
  Investments
  And Mortgage
  Backed
  Securities    10,447,295     646,343  6.19%    12,189,105    744,485   6.11%
 Fed Funds
  Sold           1,016,030      62,604  6.16%     2,363,499    111,053   4.70%
 Municipal
  Loans and
  Investments    9,796,410     472,609  4.82%     9,271,963    437,113   4.71%
 Other           1,107,068      60,611  5.47%       797,028     41,652   5.23%
              ------------  ----------         ------------ ----------
Total          112,331,049   9,176,060  8.17%    94,797,943 $7,410,021   7.82%
              ============  ==========                      ==========
CSV Life
 Insurance       1,311,739                        1,250,140
Non-Earning
 Assets          5,516,551                        6,311,373
              ------------                     ------------
TOTAL ASSETS  $119,159,339                     $102,359,456
              ============                     ============

LIABILITIES:
Interest
Bearing:
 Demand       $  4,698,537  $   70,295  1.50%  $  5,267,819 $   78,076   1.48%
 Savings        23,086,137     884,337  3.83%    23,802,974    817,387   3.43%
 Other Time
  Deposits      64,176,713   3,920,436  6.11%    50,387,934  2,737,690   5.43%
 Other           3,214,210     215,403  6.70%       624,966     30,659   4.91%
              ------------  ----------         ------------ ----------
Total           95,175,597  $5,090,471  5.35%    80,083,693 $3,663,812   4.57%
                            ==========                      ==========
Non-Interest-
 bearing
 Liabilities    11,849,019                       10,972,073
Other
 Liabilities     1,073,926                        1,096,278
              ------------                     ------------
Total
 Liabilities   108,098,542                       92,152,044
Equity          11,060,797                       10,207,412
              ------------                     ------------
TOTAL
 LIABILITIES
 & EQUITY     $119,159,339                     $102,359,456
              ============                     ============

Recap:
 Interest
  Income                    $9,176,060  8.17%               $7,410,021   7.82%
 Interest
  Expense                    5,090,471  5.35%                3,663,812   4.57%
                            ----------  -----               ----------   -----

Net Interest
 Income/
 Spread                     $4,085,589  2.82%               $3,746,209   3.25%
                            ==========                      ==========
Contribution
 of Non-
 Interest-Bearing
 Funds                                  0.80%                            0.71%
                                        -----                            -----
Net Interest Margin                     3.62%                            3.96%
                                        =====                            =====
Ratio of Average
 Interest-
 Earning Assets
 to Average
 Interest-Bearing
 Liabilities                          118.03%                          118.37%
Average balances are computed using daily average balances.

     The following tables sets forth an analysis of volume and rate changes in interest income and interest expense of the Company's average earning assets and average interest bearing liabilities. The tables distinguish between the changes related to average outstanding balances of assets and liabilities (changes in volume holding the initial average rate constant) and the changes related to average interest rates
(changes in the average rate holding the initial average outstanding balance constant). The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

     Year ended December 31, 2000 compared to year ended December 31, 1999.

                                Increase (Decrease) in Net Interest Income
                              ----------------------------------------------
                                    Net           Due to          Due to
                                  Change           Rate           Volume
Interest Earning Assets:
 Loans                          $1,858,175       $128,438       $1,729,737
 Taxable Investments and
   Mortgage Backed Securities      (98,142)         7,623         (105,765)
 Fed Funds Sold                    (48,449)        27,480          (75,929)
 Municipal Loans and
   Investments                      35,496          9,433           26,063
 Other                              18,959          1,954           17,005
                                 ---------       --------        ---------
 TOTAL                           1,766,039        174,928        1,591,111
                                 ---------       --------        ---------

Interest Bearing Liabilities:
 Interest Bearing Demand            (7,781)           530           (8,311)
 Savings                            66,950         91,694          (24,744)
 Other Time Deposits             1,182,746        362,505          820,241
 Other                             184,744         14,821          169,923
                                 ---------       --------        ---------

 TOTAL                           1,426,659        469,550          957,109
                                 ---------       --------        ---------

Net Change in Net
Interest Income                   $339,380      $(294,622)        $634,002
===============                   ========      ==========        ========

     Year ended December 31, 1999 compared to year ended December 31, 1998.

                                Increase (Decrease) in Net Interest Income
                              ----------------------------------------------
                                    Net           Due to          Due to
                                  Change           Rate           Volume
Interest Earning Assets:
 Loans                           $701,451       $(322,929)      $1,024,380
 Taxable Investments and
   Mortgage Backed Securities      49,711         (51,177)         100,888
 Fed Funds Sold                  (171,325)        (27,982)        (143,343)
 Municipal Loans and
   Investments                    136,365          (6,296)         142,661
 Other                              3,535          (3,551)           7,086
                                  -------       ----------      ----------
 TOTAL                            719,737        (411,935)       1,131,672
                                  -------       ----------      ----------

Interest Bearing Liabilities:
 Interest Bearing Demand            1,974            (522)           2,496
 Savings                          117,187         (38,588)         155,775
 Other Time Deposits              207,433        (182,763)         390,196
 Other                            (16,409)         (9,976)          (6,433)
                                  -------       ----------      ----------

 TOTAL                            310,185        (231,849)         542,034
                                  -------       ----------      ----------

Net Change in Net
Interest Income                  $409,552       $(180,086)        $589,638
===============                  ========       ==========      ==========


     Provision for Loan Losses. The amount charged to the provision for loan losses by the Bank is based on management's evaluation as to the amounts required to maintain an allowance adequate to provide for potential losses inherent in the loan portfolio. The level of this allowance is dependent upon the total amount of past due and non-performing loans, general economic conditions and management's assessment of potential losses based upon internal credit evaluations of loan portfolios and particular loans. In 2000, the Bank management allocated the allowance based on an assigned risk factor for each category of loans and adjusting the allocation by the potential loss of individual loans. Specific factors considered by management in setting the reserve for loan losses consist of the following:

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

     At December 31, 2000 and 1999 the Company did not have any loans that meet the definition of troubled debt restructuring contained in SFAS No. 15. Also, the Company had one loan considered to be impaired under SFAS Nos. 114 & 118 at December 31, 2000, and no loans considered to be impaired at December 31, 1999, as discussed in Footnote 4 of the Company's Consolidated
Financial Statements. Loans past due 90 days or more that were still accruing interest totaled $1,161,000 at December 31, 2000. At December 31, 1999 loans past due
90 days or more that were still accruing interest totaled $133,000. Non-performing loans at December 31,
2000 were $1,473,000.

     During the year ended December 31, 2000, $156,000 was charged to the provision for loan losses compared to $120,000 for the year ended December 31, 1999. At
December 31, 2000, the allowance was $1,060,000 or 1.12% of total loans. This compares to an allowance of $896,000 or 1.09% of total loans as of December 31, 1999. Net recoveries were $8,000 for the year ended
December 31, 2000 as compared to a net recovery of $3,000 for the year ended December 31, 1999.

     The following table summarizes loan charge-offs and recoveries by type of loan for the years ended
December 31, 2000 and 1999:

       Loan Type             December 31, 2000           December 31, 1999
                             -----------------           -----------------

                          Charge-Off     Recovery     Charge-Off     Recovery

Real Estate                     ----     $  1,000       $   ----     $  2,000
Commercial and Industrial     50,000       32,000           ----        1,000
Agricultural                    ----       26,000           ----       50,000
Consumer                      24,000       23,000         62,000       12,000
                            --------     --------       --------     --------

TOTALS                      $ 74,000     $ 82,000       $ 62,000     $ 65,000
                            ========     ========       ========     ========


     The Company had net recoveries to average total loans of (0.008%) for the year ended December 31, 2000 and (0.004%) for the year ended December 31, 1999.

     The Bank has allocated its allowance for loan losses at the end of each period presented as follows:

  Balance at End of
Period Applicable to:            December 31, 2000    December 31, 1999
---------------------            -----------------    -----------------

                                             % of                 % of
                                           Loans to             Loans to
                                             total                total
                                  Amount     Loans     Amount     Loans

Commercial and agricultural     $ 640,000     48%    $ 578,000     58%
Real Estate-construction           81,000      7%       58,000      7%
Real Estate-mortgage               95,000     36%       77,000     19%
Consumer                          177,000      9%      120,000     16%
                                  -------      --      -------     ---

Total Domestic                    993,000    100%      833,000    100%

Specific loan allocation           25,000                    0
Unallocated                        42,000               63,000
                                   ------               ------

TOTALS                        $ 1,060,000    100%    $ 896,000    100%
                              ===========    ====    =========    ====

     Other Operating Income. Other operating income for the year ended December 31, 2000, increased
$224,921 or 21.7% to $1,260,731 from $1,035,810 for the
year ended December 31, 1999. Loan fees from the sale and servicing of loans for the secondary mortgage market increased $42,520 or 29.6% to $186,214 for the year ended December 31, 2000 from $143,694 for the year ended December 31, 1999. The Company originated
$6,278,801 of loans for the secondary market for the year ended December 31, 2000 compared to $5,323,500 for the year ended December 31, 1999 and the Company partnered with the Federal Home Loan Bank of Chicago which increased the sales premiums earned by the Company. The loans serviced by the Company increased to $30,739,986 on December 31, 2000 from $22,851,431 on
December 31, 1999. Service charges on deposit accounts increased $33,592 or 16.7% to $234,611 for the year ended December 31, 2000 from $201,019 on December 31,
1999. Other operating income increased $148,809 or 21.5% to $839,906 for the year ended December 31, 2000 from $691,097 for the year ended December 31, 1999.
The primary reasons were increases in income from other loan service fees, card services, ATM fees, check printing fees, sales of alternative services, a $38,145 gain on the sale of other real estate, and a $41,885 gain on life insurance proceeds.

     Operating Expenses. Operating expenses for the year ended December 31, 2000 increased $360,115 or 11.0% to $3,635,103 from $3,274,988 for the year ended
December 31, 1999. Salaries and related benefits increased $273,288 or 15.2% to $2,076,487 for the year ended December 31, 2000 from $1,803,199 for the year ended December 31, 1999. This increase is primarily due to wage increases, plus higher costs for employee benefit programs. Occupancy expenses for the year ended December 31, 2000 increased $11,145 or 4.9% to
$240,089 from $228,944 for the year ended December 31, 1999. Equipment rentals, depreciation and maintenance decreased $15,295 or -4.1% to $356,597 for the year ended December 31, 2000 from $371,892 for the year ended December 31, 1999. This decrease is primarily due to a reduction in repairs and maintenance contracts. Data processing expenses increased $10,841 or 6.9% to $166,897 for the year ended December 31, 2000 from $156,056 for the year ended December 31, 1999. Other operating expenses increased $80,136 or 11.2% to $795,033 for the year ended December 31, 2000 from $714,897 for the year ended December 31, 1999.
This increase results from additional expenses associated with professional fees, advertising, FDIC assessment, card service expenses, and alternative investment fees in 2000.

     Dividends and Equity Capital. The Company paid its shareholders dividends of $313,507 or $0.58 per share for the year ended December 31, 2000 and $268,933 or $0.525 per share for the year ended December 31, 1999. The following table summarizes the Company's dividend pay out ratio and average capital position for the years specified.

                                 Year Ended December 31,
                               ---------------------------
                                   2000           1999

     Dividend Payout Ratio        26.79%         25.87%
     Equity to Assets Ratio        9.65%          9.97%


Liquidity and Interest Rate Sensitivity

     The Company must maintain an adequate liquidity position in order to respond to the short-term demand for funds caused by withdrawals from deposit accounts, extensions of credit and for the payment of operating expenses. Maintaining this position of adequate liquidity is accomplished through the management of a combination of liquid assets; those which can be converted into cash and access to additional sources of funds. Primarily liquid assets of the Company are cash and due from banks, federal funds sold, investments held as "available for sale" and maturing loans.
Federal funds purchased and loans from the Federal Home
Loan Bank system represent the Company's primary source of immediate liquidity and were maintained at a level to meet immediate needs. Federal funds sold averaged approximately $1,016,000 and $2,363,000 for the years ended December 31, 2000 and 1999, respectively.
Brokered deposits totaled $3,300,000 at December 31,
2000. Maturities in the Company's loan and investment portfolios are monitored regularly to avoid matching short-term deposits and long-term loans and investments. Other assets and liabilities are also monitored to provide the proper balance between liquidity, safety, and profitability. This monitoring process must be continuous due to the constant flow of cash which is inherent in a financial institution.

     The Company actively manages its interest rate sensitive assets and liabilities to reduce the impact of interest rate fluctuations. In addition, the Bank monitors the interest rates paid on certificates of deposit as advertised by its competitors and endeavors to pay competitive interest rates to retain and attract certificates of deposit. Should competitive pressures dictate, the Bank may have to increase rates paid to retain the certificates of deposit that mature in the next year and any increase in interest rates paid on certificates of deposit may reduce future Company earnings. The Bank also monitors the assets and liabilities that reprice each month to determine the impact on future earnings due to anticipated repricings. At December 31, 2000, the Company's rate sensitive liabilities exceed rate sensitive assets due within one year by $ 7,397,000.

     As part of managing liquidity, the Company monitors its loan to deposit ratio on a daily basis.
At December 31, 2000 the ratio was 87.9% which is within the Company's acceptable range. The Company also monitors the levels of assets and liabilities that reprice with changes in the prime rate. At December 31, 2000, the Bank had net repriceable prime rate sensitive assets of $12,041,000. The Bank's repriceable "Tied to Prime" certificates of deposit, which have a 4.0 % floor and 12.0% ceiling, totaled $3,998,000 at December
31, 2000.

     The Company experienced an increase in cash and cash equivalents, its primary source of liquidity, of $1,930,019 during 2000. The primary sources of cash flow for 2000 were a net increase in deposits of $10,685,249, net borrowing of $2,754,203, and the
Company's cash flow from operations of $1,606,325.
Cash flow from financing activities as well as from investing activity were used to fund loan growth of $12,435,214. The Company's management believes its liquidity sources are adequate to meet its operating needs and does not know of any trends, events or uncertainties that may result in a significant adverse effect on the Company's liquidity position.

     The following table illustrates the projected maturities and the repricing mechanisms of the major asset/liability categories of the Company as of December 31, 2000, based on certain assumptions. No prepayment assumptions have been made for the loan portfolio. Maturities and repricing dates for investments have been projected by applying the classifications set forth below to contractual maturities and repricing dates. The Bank's variable rate loans consist primarily of commercial loans which reprice with changes in the prime rate and are generally written for a 1 year term

                             1 Year        1 - 5       5 - 10        After 10
                             or Less       Years        Years          Years

Interest Earning Assets:
  Short Term Investments  $ 2,294,328  $        --  $        --    $        --
  Investment Securities     3,176,000    7,637,000    5,832,000      2,541,000
  Loans:
    Variable Rate          12,041,000           --           --             --
    Real Estate-
     Construction           6,859,000    1,022,000           --             --
    Real Estate-Other       8,912,000   17,349,000      409,000        530,000
    Commercial and
     Industrial            11,400,000   13,936,000      245,000             --
    Agricultural            2,929,000    3,078,000           --        587,000
    Consumer                2,359,000   11,077,000      670,000          2,000
                           ----------   ----------   ----------     ----------

Total Loans                44,500,000   46,462,000    1,324,000      1,119,000
                           ----------   ----------   ----------     ----------
  Other                       202,000      391,000      672,000             --
                           __________   __________   __________     __________
Total Interest Earning
 Assets                    50,172,328   54,490,000    7,828,000      3,660,000
                           ----------   ----------   ----------     ----------
Interest Bearing
 Liabilities:
  Interest Bearing Demand          --           --           --      5,857,000
  Savings Deposits          6,252,000           --           --     14,587,000
  Money Market Accounts     1,009,000           --           --      2,354,000
  Certificates of Deposit  37,161,000    9,117,000           --             --
  Jumbo CD's                9,752,000    1,972,000           --             --
  IRA's                     5,188,000      476,000           --             --
  Other                     2,102,000    2,063,000           --             --
                           __________   __________   __________     __________
Total Interest Bearing
 Liabilities               61,464,000   13,628,000            0     22,798,000
                           ----------   ----------   ----------     ----------
Interest Sensitivity
 Gap per Period        $ (11,291,000)  $40,862,000  $ 7,828,000  ($19,138,000)
                        =============   ==========   ==========    ===========

Cumulative Interest
 Sensitivity Gap       $ (11,291,000)  $39,570,328  $37,398,328    $18,260,328
                        =============   ==========   ==========     ==========

Interest Sensitivity
 Gap as a Percentage
 of Earning Assets            (9.72%)       33.97%        6.51%       (15.91%)

Cumulative Sensitivity
 Gap as a Percentage
 of Earning Assets            (9.72%)       25.46%       32.20%         15.72%

     The Company does not have any security
concentrations exceeding 10% of stockholder's equity that are required to be disclosed.

     CAPITAL RESOURCES

     The Company's primary source of capital since commencing operations has been from issuance of common stock and retained operating profit. The Company does not have any long term debt facility arrangements at December 31, 2000. Capital for the Bank is above regulatory requirements at December 31, 2000.
Pertinent capital ratios for the Bank as of December
31, 2000 are as follows:

                                                   Minimum
                                      Actual     Requirements

Tier 1 Risk-Based Capital Ratio       11.6%          4.0%
Total Risk-Based Capital Ratio        12.8%          8.0%
Leverage Ratio                         9.1%          4.0%

     Dividends from the Bank to the Company may not exceed the undivided profits of the Bank (included in consolidated retained earnings) without prior approval of a federal regulatory agency. The Bank paid $113,400 and $268,950 in dividends to the Company for the years ended December 31, 2000 and 1999, respectively. At
December 31, 2000 the Bank could have paid the Company approximately $3,455,000 of additional dividends without prior regulatory approval. In addition, Federal banking laws limit the amount of loans the bank may make to the Company, subject to certain collateral requirements. No loans were made by the Bank to the Company during 2000 or 1999. The short term investments would be available for our general corporate purposes, including funding loan growth, capital expenditures, operating expenses, stock repurchases or other activities.

     The Company evaluates its tax position and the relative tax equivalent yield of various alternative investments and reviews the yield curve in making its investment decisions. The Company has increased its municipal loan and investment position based on this evaluation from an average investment of $9,271,963 in 1999 to $ 9,796,410 in 2000.

ITEM 7.   FINANCIAL STATEMENTS.







                             LUXEMBURG BANCSHARES, INC.
                                       AND SUBSIDIARIES
                                   Luxemburg, Wisconsin


                      CONSOLIDATED FINANCIAL STATEMENTS
                 Years Ended December 31, 2000 and 1999

                        Wipfli
                  CPAs & Consultants


             INDEPENDENT AUDITOR'S REPORT



Board of Directors
Luxemburg Bancshares, Inc.
Luxemburg, Wisconsin


We have audited the accompanying consolidated balance sheets of Luxemburg Bancshares, Inc. and Subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Luxemburg
Bancshares, Inc. and Subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.




Wipfli Ullrich Bertelson LLP


February 9, 2001
Green Bay, Wisconsin

                               LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES

                                               CONSOLIDATED BALANCE SHEETS
                                                December 31, 2000 and 1999


                   Assets                          2000            1999

Cash and due from banks                         $4,151,822      $4,275,838
Interest-bearing deposits                          497,328         240,293
Federal funds sold                               1,797,000               0
---------------------------------------------------------------------------

   Cash and cash equivalents                     6,446,150       4,516,131

Investment securities available for sale,
 at fair value                                  19,222,546      18,276,824
Loans held for sale                                      0         140,000

Total loans receivable                          94,669,517      82,226,209
   Allowance for loan losses                   (1,060,046)       (895,952)
---------------------------------------------------------------------------

Net loans receivable                            93,609,471      81,330,257
Premises and equipment                           2,577,762       2,731,432
Other investments at cost                          434,635         318,550
Other assets                                     2,802,269       2,735,318
---------------------------------------------------------------------------

TOTAL ASSETS                                  $125,092,833    $110,048,512
===========================================================================

    Liabilities and Stockholders' Equity

Liabilities:
   Non-interest-bearing deposits               $13,919,970     $12,198,310
   Interest-bearing deposits                    93,724,921      84,761,332
---------------------------------------------------------------------------

   Total deposits                              107,644,891      96,959,642
   Short-term borrowings                            99,530       1,373,649
   Borrowed funds                                4,002,314          27,683
   Other liabilities                             1,270,754         947,691
---------------------------------------------------------------------------

     Total liabilities                         113,017,489      99,308,665
---------------------------------------------------------------------------

Stockholders' equity:
   Preferred stock - $0.01 par value:
     Authorized - 400,000 shares,
      no shares outstanding
   Common stock - $1.00 par value:
     Authorized - 2,400,000 shares
     Issued - 567,512 shares in 2000
      and 564,016 shares in 1999                   567,512         564,016
   Capital surplus                               4,080,186       4,013,461
   Retained earnings                             7,747,796       6,891,080
   Accumulated other comprehensive
    income (loss)                                   24,009       (384,551)
   Treasury stock at cost - 26,984 shares
    in 2000 and 1999                             (344,159)       (344,159)
---------------------------------------------------------------------------

     Total stockholders' equity                 12,075,344      10,739,847
---------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $125,092,833    $110,048,512
===========================================================================


       See accompanying notes to consolidated financial statements.

                               LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES

                                         CONSOLIDATED STATEMENTS OF INCOME
                                    Years Ended December 31, 2000 and 1999

                                                   2000            1999

Interest income:
   Interest and fees on loans                   $8,024,086      $6,192,866
   Interest on investment securities:
     Taxable                                       646,343         744,485
     Tax-exempt                                    382,416         319,965
   Other interest and dividend income              123,215         152,705
---------------------------------------------------------------------------

     Total interest income                       9,176,060       7,410,021
---------------------------------------------------------------------------

Interest expense:
   Deposits                                      4,875,068       3,633,153
   Short-term borrowings                           165,469          24,988
   Borrowed funds and capital lease obligation      49,934           5,671
---------------------------------------------------------------------------

     Total interest expense                      5,090,471       3,663,812
---------------------------------------------------------------------------

Net interest income                              4,085,589       3,746,209
Provision for loan losses                          156,000         120,000
---------------------------------------------------------------------------

Net interest income after provision for
 loan losses                                     3,929,589       3,626,209
---------------------------------------------------------------------------

Other income:
   Service charges on deposit accounts             234,611         201,019
   Mortgage underwriting fees - Secondary market    52,810          58,115
   Loan servicing fee income - Net                 133,404          85,579
   Commissions                                     369,574         362,828
   Other operating income                          470,332         328,269
---------------------------------------------------------------------------

     Total other income                          1,260,731       1,035,810
---------------------------------------------------------------------------

Operating expenses:
   Salaries and related benefits                 2,076,487       1,803,199
   Net occupancy expense                           240,089         228,944
   Equipment rentals, depreciation, and
    maintenance                                    356,597         371,892
   Data processing                                 166,897         156,056
   Other operating expenses                        795,033         714,897
---------------------------------------------------------------------------

     Total operating expenses                    3,635,103       3,274,988
---------------------------------------------------------------------------

Income before provision for income taxes         1,555,217       1,387,031
Provision for income taxes                         384,994         347,374
---------------------------------------------------------------------------

Net income                                      $1,170,223      $1,039,657
===========================================================================

Basic and diluted earnings per common share          $2.16           $1.94
===========================================================================


       See accompanying notes to consolidated financial statements.

                               LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                    Years Ended December 31, 2000 and 1999


                                                                    Accumulated
                                                                       Other
                                   Common     Capital    Retained  Comprehensive  Treasury
                                    Stock     Surplus    Earnings  Income (Loss)   Stock        Total

Balance, January 1, 1999          $514,016  $2,962,992  $6,120,356   $203,419    ($344,350)  $9,456,433

Issuance of common stock            50,000   1,050,000                                        1,100,000

Dividends paid ($.525 per share)                          (268,933)                            (268,933)

Sale of treasury stock                             469                                 191          660

Comprehensive income:
   Net income                                            1,039,657                            1,039,657
   Other comprehensive loss                                          (587,970)                 (587,970)

   Total comprehensive income                                                                   451,687
--------------------------------------------------------------------------------------------------------

Balance, December 31, 1999         564,016   4,013,461   6,891,080   (384,551)    (344,159)  10,739,847

Issuance of common stock             3,496      66,725                                           70,221

Dividends paid ($.58 per share)                           (313,507)                            (313,507)

Comprehensive income:
   Net income                                            1,170,223                            1,170,223
   Other comprehensive income                                         408,560                   408,560

   Total comprehensive income                                                                 1,578,783
--------------------------------------------------------------------------------------------------------

Balance, December 31, 2000        $567,512  $4,080,186  $7,747,796    $24,009    ($344,159) $12,075,344
========================================================================================================


       See accompanying notes to consolidated financial statements.

                               LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES

                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Years Ended December 31, 2000 and 1999

                                                  2000            1999

Cash flows from operating activities:
   Net income                                  $1,170,223      $1,039,657
--------------------------------------------------------------------------

   Adjustments to reconcile net income to
    net cash provided by operating activities:
     Depreciation and net amortization            344,301         364,311
     Provision for loan losses                    156,000         120,000
     Proceeds from sales of loans held
      for sale                                  6,411,775       5,438,993
     Originations of loans held for sale       (6,278,801)     (5,323,500)
     (Gain) loss on sale of assets - Net            6,727          (9,493)
     Gain on life insurance benefit               (41,885)              0
     Change in operating assets                  (218,791)       (467,465)
     Change in operating liabilities               56,776         209,521
--------------------------------------------------------------------------

       Total adjustments                          436,102         332,367
--------------------------------------------------------------------------

Net cash provided by operating activities       1,606,325       1,372,024
--------------------------------------------------------------------------

Cash flows from investing activities:
   Proceeds from maturities of securities
    available for sale                          1,767,015      10,770,259
   Purchase of securities available for sale   (2,079,210)    (11,873,304)
   Net increase in loans                      (12,435,214)    (18,417,125)
   Proceeds from life insurance benefit           194,925               0
   Purchase of additional life insurance          (17,300)        (17,300)
   Proceeds from sale of assets                       299               0
   Capital expenditures                          (132,715)     (1,319,703)
   Purchase of other investments                  (99,985)        (42,500)
--------------------------------------------------------------------------

Net cash used in investing activities         (12,802,185)    (20,899,673)
--------------------------------------------------------------------------

Cash flows from financing activities:
   Net increase in deposits                    10,685,249       9,647,475
   Net increase (decrease) in short-term
    borrowings                                 (1,274,119)      1,294,075
   Proceeds from borrowed funds                 4,000,000               0
   Principal payments on borrowed funds and
    capital lease obligations                     (41,965)        (50,348)
   Dividends paid                                (313,507)       (268,933)
   Issuance of common stock                        70,221       1,100,000
   Sale of treasury stock                               0             660
--------------------------------------------------------------------------

Net cash provided by financing activities      13,125,879      11,722,929
--------------------------------------------------------------------------

Net increase (decrease) in cash and cash
 equivalents                                    1,930,019      (7,804,720)
Cash and cash equivalents at beginning          4,516,131      12,320,851
--------------------------------------------------------------------------

Cash and cash equivalents at end               $6,446,150      $4,516,131
==========================================================================

Supplemental information:

Cash paid during the year for:
   Interest                                    $5,040,422      $3,804,259
   Income taxes                                   467,410         456,042

Noncash investing and financing activities:

In 2000, the Company entered into a capital lease of $70,287 for the use of computer equipment.


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

Investment in Securities - The Company's investments in securities are classified as available for sale and consist of debt, equity, and mortgage-related securities. These securities are stated at fair value. Unrealized holding gains and losses, net of tax, on securities available for sale are reported as accumulated other comprehensive income (loss) within stockholders' equity until realized.

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

In management's judgment, the allowance for loan losses is adequate to cover probable losses relating to specifically identified loans, as well as probable losses inherent in the balance of the loan portfolio.

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

Other Investments - Other investments are carried at cost and consist of Federal Home Loan Bank stock, a low-income housing tax credit fund, and Bankers
Bancorporation of Wisconsin, Inc. stock. Other investments are evaluated for impairment on an annual basis.

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

Earnings per Share - All per share financial information and equity accounts have been adjusted to reflect the 2-1 stock split declared in April 2000.
Earnings per common share are based upon the weighted average number of common shares outstanding. The weighted average number of shares outstanding was 540,413 in 2000 and 510,436 in 1999. The basic and diluted earnings per share computations are the same for 2000 and 1999.

Comprehensive Income - Comprehensive income consists of net income and other comprehensive income. Other comprehensive income (loss) includes unrealized gains and losses on securities available for sale, net of tax, which are recognized as a separate component of equity, accumulated other comprehensive income (loss).

Accounting Change - In June 1998, the Financial
Accounting Standards Board (FASB) issued Statement of
Financial Accounting Standards (SFAS) No. 133,
"Accounting for Derivative Instruments and Hedging
Activities." This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. This statement requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. As amended by SFAS No. 137, the statement is effective for fiscal years beginning after June 15, 2000. The Company's adoption of SFAS No. 133 on
January 1, 2001, did not have a material impact on the consolidated financial statements as of the date of adoption.

Reclassifications - Certain reclassifications have been made to the 1999 consolidated financial statements to conform to the 2000 classifications.

Note 2  RESTRICTIONS ON CASH AND CASH EQUIVALENTS

Cash and cash equivalents in the amount of $373,000 were restricted at December 31, 2000, to meet the reserve requirements of the Federal Reserve System.

Note 3  INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities available for sale are as follows:

                                             Gross       Gross
                               Amortized   Unrealized  Unrealized  Estimated
                                  Cost       Gains       Losses    Fair Value

December 31, 2000

U.S. Treasury securities
and obligations of
U.S. government agencies
and corporations               $2,649,017     $7,324     $4,926    $2,651,415

Obligations of states
and political subdivisions      8,612,214    114,627     50,153     8,676,688

Mortgage-related securities     7,667,874     18,744     75,202     7,611,416

Equity securities                 257,596     33,441      8,010       283,027
-----------------------------------------------------------------------------

Total                         $19,186,701   $174,136   $138,291   $19,222,546
=============================================================================

                                             Gross       Gross
                               Amortized   Unrealized  Unrealized  Estimated
                                 Cost        Gains       Losses    Fair Value

December 31, 1999

U.S. Treasury securities
and obligations of
U.S. government agencies
and corporations              $2,648,101    $2,649      $27,190    $2,623,560

Obligations of states and
political subdivisions         8,137,008     5,634      263,724     7,878,918

Mortgage-related securities    8,077,026     1,255      303,935     7,774,346
-----------------------------------------------------------------------------

Total                        $18,862,135    $9,538     $594,849   $18,276,824
=============================================================================

Fair values of investment securities are estimated based on financial models or prices paid for similar securities. It is possible interest rates could change considerably resulting in a material change in the estimated fair value.

The amortized cost, estimated fair value, and weighted average yield of debt securities available for sale at December 31, 2000, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                        Amortized   Estimated     Weighted
                                          Cost      Fair Value  Average Yield

Due in one year or less                $1,670,158   $1,668,803      5.73%
Due after one year through five years   3,281,468    3,303,383      5.17%
Due after five years through ten years  3,768,438    3,812,753      4.78%
Due after ten years                     2,541,168    2,543,164      4.80%
-----------------------------------------------------------------------------

                                       11,261,232   11,328,103
Mortgage-related securities             7,667,873    7,611,416      6.30%
-----------------------------------------------------------------------------

Total debt securities                 $18,929,105  $18,939,519      5.55%
=============================================================================

There were no sales of investment securities during 2000 and 1999.

Investment securities with an amortized cost of $999,876 and estimated fair value of $995,750 were pledged to secure public deposits, short-term borrowings, and other purposes required by law as of December 31, 2000.

Note 4  LOANS

The composition of loans at December 31 follows:

                                       2000           1999

Real estate:
   Construction                     $6,804,621     $5,719,219
   Other                            34,038,006     15,801,590
Commercial and industrial           38,592,843     41,919,671
Agricultural                         6,858,193      6,422,469
Consumer                             8,375,854     12,363,260
-------------------------------------------------------------

Total loans                        $94,669,517    $82,226,209
=============================================================

The aggregate amount of nonperforming loans was approximately $1,473,000 and $350,000 at December 31,
2000 and 1999, respectively. Nonperforming loans are those which are contractually past due 90 days or more as to interest or principal payments, on a nonaccrual of interest status, or loans the terms of which have been renegotiated to provide a reduction or deferral of interest or principal. The interest income recorded and that which would have been recorded had nonaccrual and renegotiated loans been current, or not troubled, are not material to the consolidated financial statements for the years ended December 31, 2000 and 1999.

Information regarding impaired loans as of December 31 follows:

                                            2000          1999

As of December 31:

Impaired loans for which an
 allowance has been provided              $150,000         $0
Impaired loans for which no
 allowance has been provided                     0          0
Impairment reserve (included in
 allowance for loan losses)                 25,000          0

For the years ended December 31:

Average investment in impaired loans       199,008          0
Interest income that would have
 been recognized on an accrual basis        18,622          0
Cash-basis interest income recognized            0          0

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

Activity in such loans during 2000 is summarized below:

Loans outstanding, December 31, 1999              $2,461,480
New loans                                          2,249,896
Repayment                                         (1,539,169)
-------------------------------------------------------------

Loans outstanding, December 31, 2000              $3,172,207
=============================================================

An analysis of the allowance for loan losses for the years ended December 31 follows:

                                               2000           1999

Balance at beginning                         $895,952       $773,116
Provision charged to operating expense        156,000        120,000
Recoveries on loans                            82,461         64,748
Loans charged off                             (74,367)       (61,912)
---------------------------------------------------------------------

Balance at end                             $1,060,046       $895,952
=====================================================================

Note 5  LOAN SERVICING

Mortgage loans of $30,739,986 and $22,851,431 as of December 31, 2000 and 1999, respectively, were serviced for others. These loans are not included in the accompanying consolidated balance sheets. Mortgage servicing rights are capitalized when the serviced loans are sold. This asset is amortized over the estimated period that servicing income is recognized.
The following is an analysis of changes in mortgage servicing rights:

                                               2000           1999

Balance, January 1                           $170,615       $175,747
Capitalized amounts                            62,984         44,985
Amortization                                  (59,410)       (50,117)
---------------------------------------------------------------------

Balance, December 31                         $174,189       $170,615
=====================================================================

No impairment of mortgage servicing rights existed at December 31, 2000 or 1999; therefore, no valuation allowance was recorded.

The carrying value of the mortgage servicing rights is included with other assets and approximates fair market value at December 31, 2000 and 1999.

Note 6  PREMISES AND EQUIPMENT

Details of premises and equipment at December 31 follows:

                                               2000           1999

Land                                         $131,788       $131,788
Buildings and improvements                  2,497,079      2,469,204
Furniture and equipment                     2,091,325      1,986,399
--------------------------------------------------------------------

Totals                                      4,720,192      4,587,391
Less - Accumulated depreciation             2,142,430      1,855,959
--------------------------------------------------------------------

Net depreciated value                      $2,577,762     $2,731,432
====================================================================

Depreciation and amortization of premises and equipment charged to operating expense totaled $356,672 in 2000 and $367,748 in 1999.

Note 7  LEASE

In 1997, the Company entered into a lease for computer equipment. The computer lease, which expired in 2000, is classified as a capital lease. A new lease was entered into in 2000 for computer equipment and this lease expires in 2003.

Premises and equipment include the following amounts for the computer lease that has been capitalized:

                                               2000           1999

Furniture and equipment                      $78,098        $73,931
Less - Accumulated amortization                6,508         50,351
-------------------------------------------------------------------

Totals                                       $71,590        $23,580
===================================================================

Lease amortization is included in depreciation expense.

Future minimum payments, by year and in the aggregate, under the capital lease as of December 31, 2000, consist of the following:

2001                                         $26,382
2002                                          26,382
2003                                          17,113
-----------------------------------------------------

Total minimum lease payments                  69,877
Amount representing interest                  (7,137)
-----------------------------------------------------

Present value of net minimum lease payments  $62,740
=====================================================

The carrying value of the capital lease obligation is included with other liabilities and approximates fair market value at December 31, 2000.

Note 8  DEPOSITS

The distribution of deposits at December 31 is as follows:

                                               2000           1999

Non-interest-bearing demand deposits       $13,919,970    $12,198,310
Interest-bearing demand deposits             5,856,731      5,541,023
Savings deposits                            20,839,148     19,824,412
Money market deposits                        3,362,590      3,855,885
Time deposits                               63,666,452     55,540,012
---------------------------------------------------------------------

Total deposits                            $107,644,891    $96,959,642
=====================================================================

Time deposits of $100,000 or more were approximately
$12,415,000 and $9,463,000 at December 31, 2000 and
1999, respectively. Interest expense on time deposits of $100,000 or more was approximately $782,000 and $331,000 for the years ended December 31, 2000 and 1999, respectively.

At December 31, 2000, the scheduled maturities of time deposits are as follows:

2001                                       $52,411,985
2002                                         9,528,373
2003                                         1,246,242
2004                                           236,107
Thereafter                                     243,745
------------------------------------------------------

Total                                      $63,666,452
======================================================

Note 9  SHORT-TERM BORROWINGS

Short-term borrowings consist of treasury tax and loan deposits and federal funds purchased of $99,530 and $1,373,649 at December 31, 2000 and 1999, respectively, which generally mature within 1 to 120 days from the transaction date.

Note 10  BORROWED FUNDS

Borrowed funds are summarized as follows at December 31:

                                               2000           1999

FHLB advance, 6.56% due February 2001       $2,000,000         $0
FHLB advance, 6.28% due August 2003          2,000,000          0
8.0% note, payable at $2,408 per month
 including interest                              2,314     27,683
-----------------------------------------------------------------

Total borrowed funds                        $4,002,314    $27,683
=================================================================

FHLB advances are subject to a prepayment penalty if they are repaid prior to maturity. The FHLB advances are callable either six months or one year after origination and quarterly thereafter. The Company is required to maintain as collateral unencumbered first mortgage loans in its portfolio aggregating at least
167% of the amount of outstanding advances from the Federal Home Loan Bank. The FHLB advances are also collateralized by $308,900 and $292,800 of FHLB stock owned by the Company and included in other investments at December 31, 2000 and 1999, respectively.

Note 11  INCOME TAXES

The provision for income taxes consists of the following:

                                               2000           1999

Current tax expense:
   Federal                                   $410,068       $374,367
   State                                       56,146         57,958
---------------------------------------------------------------------

     Total current                            466,214        432,325
---------------------------------------------------------------------

Deferred tax credit:
   Federal                                    (63,096)       (69,499)
   State                                      (16,244)       (17,375)
---------------------------------------------------------------------

     Total deferred                           (79,340)       (86,874)
---------------------------------------------------------------------

Change in valuation allowance                  (1,880)         1,923
---------------------------------------------------------------------

Total provision for income taxes             $384,994       $347,374
=====================================================================

Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities net of a valuation allowance for deferred tax assets not likely to be realized. The major components of net deferred tax assets at December 31 are as follows:

                                               2000           1999

Deferred tax assets:
   Reserve for loan losses                   $308,280       $247,106
   Deferred compensation                      204,154        170,033
   Intangible assets                           33,593         26,843
   Net operating loss carryovers               21,586         23,466
   Other                                        1,093              0
---------------------------------------------------------------------

     Total deferred tax assets                568,706        467,448
---------------------------------------------------------------------

Deferred tax liabilities:
   Depreciation                              (167,981)      (156,323)
   Accretion                                  (17,520)       (14,974)
   Mortgage servicing rights                  (68,306)       (66,905)
   Investments                                 (6,313)             0
---------------------------------------------------------------------

     Total deferred tax liabilities          (260,120)      (238,202)
---------------------------------------------------------------------

Unrealized (gain) loss on investment
 securities available for sale                (11,836)       200,760
---------------------------------------------------------------------

Total valuation allowance recognized
 for net deferred tax assets                  (21,586)       (23,466)
---------------------------------------------------------------------

Net deferred tax asset                       $275,164       $406,540
=====================================================================

A summary of the source of differences between income taxes at the federal statutory rate and the provision for income taxes for the years ended December 31 follows:

                                                2000                1999

                                                     % of                % of
                                                    Pretax              Pretax
                                          Amount    Income    Amount    Income

Tax expense at statutory rate            $528,774    34.0    $471,591    34.0
Increase (decrease) in taxes
 resulting from:
   Tax-exempt interest                   (154,232)   (9.9)   (141,111)  (10.2)
   State income taxes - Net of
    federal tax benefit                    25,095     1.6      28,054     2.0
   Cash surrender value of life
    insurance in excess of premiums       (32,198)   (2.1)    (16,982)   (1.2)
   Other                                   17,555     1.1       5,822     0.4
-----------------------------------------------------------------------------

Provision for income taxes               $384,994    24.7    $347,374    25.0
=============================================================================

The Company has state net operating loss carryforwards of approximately $414,000. The net operating losses begin to expire in 2000.

Note 12  PROFIT SHARING PLAN

The Bank has a 401(k) profit sharing plan covering substantially all employees. The plan provides for discretionary contributions and matching contributions up to 8% of employee compensation; however, all contributions are at the discretion of the Board of Directors. Profit sharing expense for 2000 and 1999 was $65,543 and $52,518, respectively.

Note 13  DEFERRED COMPENSATION

The Company has a deferred compensation plan which permits directors to defer a portion of their compensation. The deferred compensation is accrued but unfunded, is distributable in cash after retirement, and amounted to $520,615 and $433,604 at December 31, 2000 and 1999, respectively. The Company has insured the lives of the directors who participate in the deferred compensation plan to assist in the funding of the deferred compensation liability. The Company is the owner and beneficiary of the insurance policies.
At December 31, 2000 and 1999, the cash surrender value of these policies was $1,188,504 and $1,271,195, respectively. The amount charged to operations for deferred compensation was $94,698 and $83,990 for the years ended December 31, 2000 and 1999, respectively.

Note 14  STOCK PURCHASE PLANS

The Company adopted two stock purchase plans in 1999, one for employees and one for nonemployee directors.
Employees are given the opportunity to purchase shares at 85% of fair market value of the stock on the enrollment date or on the exercise date, whichever is lower. Nonemployee directors have the opportunity to purchase the shares at fair market value. A total of 3,000 shares per year were made available under the employee plan and a total of 10,000 aggregate shares were made available under the director plan. A total of 2,028 shares under the employee plan and 1,468 shares under the director plan were issued in 2000.

Note 15  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Comprehensive income is shown in the consolidated statements of changes in stockholders' equity. The
Company's accumulated other comprehensive income (loss) is comprised of the unrealized gain or loss on securities available for sale, net of tax. The following shows the activity in accumulated other comprehensive income (loss):

                                               2000           1999

Accumulated other comprehensive
 income (loss) at beginning                 ($384,551)      $203,419
---------------------------------------------------------------------

Activity:
   Unrealized gain (loss) on
    securities available for sale             621,156       (894,220)
   Tax impact                                (212,596)       306,250
---------------------------------------------------------------------

Other comprehensive income (loss)             408,560       (587,970)
---------------------------------------------------------------------

Accumulated other comprehensive
 income (loss) at end                         $24,009      ($384,551)
=====================================================================

Note 16  COMMITMENTS AND CONTINGENCIES

Stock Redemption Policy - Luxemburg Bancshares, Inc.
adopted a stock redemption policy to assist in the establishment of a fair price for its shares. The
Company can redeem stock up to 10% of stockholders' equity in any 12-month period without specific prior approval from the Federal Reserve Bank. At December
31, 2000, the redemption price was determined to be 80% of the book value of the stock. Thus the maximum commitment at December 31, 2000, would be $19.60 per share.

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

                                                 Notional Amount
                                               2000           1999

Commitments to extend credit                $4,560,000     $7,928,000
Credit card arrangements                     1,513,000      1,451,000
Standby letters of credit                      473,000        848,000

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

At December 31, 2000, the Bank could have paid approximately $3,455,000 of additional dividends to the Company without prior regulatory approval. The payment of dividends is subject to the statutes governing state chartered banks and may be further limited because of the need for the Bank to maintain capital ratios satisfactory to applicable regulatory agencies.

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatoryand possibly additional discretionaryactions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets and of Tier I capital to average assets.
Management believes, as of December 31, 2000, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2000, the most recent notification from the regulatory agencies categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios of 8.0%, 4.0%, and 4.0%, respectively. There are no conditions or events since that notification that management believes have changed the institution's category.

The Bank's actual and regulatory capital amounts and ratios are as follows:

                                                     To Be Well
                                                     For Capital        Capitalized Under
                                                      Adequacy          Prompt Corrective
                                  Actual              Purposes          Action Provisions
                              Amount   Ratio       Amount   Ratio        Amount    Ratio
December 31, 2000:

Total capital
(to risk-weighted assets)  $11,840,000  12.8%  * $7,409,600  * 8.0%  * $9,262,000  * 10.0%
Tier I capital
(to risk-weighted assets)  $10,780,000  11.6%  * $3,704,800  * 4.0%  * $5,557,200   * 6.0%
Tier I capital
(to average assets)        $10,780,000   9.1%  * $4,742,360  * 4.0%  * $5,927,950   * 5.0%

December 31, 1999:

Total capital
(to risk- weighted assets) $10,573,000  12.9%  * $6,550,000  * 8.0%  * $8,187,000  * 10.0%
Tier I capital
(to risk-weighted assets)   $9,677,000  11.8%  * $3,275,000  * 4.0%  * $4,912,000   * 6.0%
Tier I capital
(to average assets)         $9,677,000   9.5%  * $4,082,000  * 4.0%  * $5,102,000   * 5.0%


[* equals "greater than or equal to" symbol]


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

Short-Term Borrowings - The carrying amount reported in the consolidated balance sheets for short-term borrowings approximates the fair value of the liabilities.

Borrowed Funds - Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate fair value of existing debt. The fair value of borrowed funds with fixed terms is estimated using discounted cash flows with discount rates at interest rates currently offered by lenders for similar remaining maturities.

Off-Balance-Sheet Instruments - The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the current interest rates, and the present creditworthiness of the counterparties. Since this amount is immaterial, no amounts for fair value are presented.

The carrying value and estimated fair value of
financial instruments at December 31, 2000 and 1999,
were as follows:
                                    2000                       1999
                          --------------------------  ------------------------
                                        Estimated                   Estimated
                           Carrying       Fair         Carrying       Fair
                            Value         Value         Value         Value

Financial assets:
   Cash and cash
    equivalents           $6,446,150    $6,446,150    $4,516,131    $4,516,131
   Investment securities
    available for sale    19,222,546    19,222,546    18,276,824    18,276,824
   Total loans - Net      93,609,471    93,344,418    81,470,257    81,800,667
   Other investments         434,635       434,635       318,550       318,550
------------------------------------------------------------------------------

Total financial assets  $119,712,802  $119,447,749  $104,581,762  $104,912,172
==============================================================================

Financial liabilities:
   Deposits             $107,644,891  $107,605,750   $96,959,642   $97,114,590
   Short-term borrowings      99,530        99,530     1,373,649     1,373,649
   Borrowed funds          4,002,314     4,014,871        27,683        27,683
------------------------------------------------------------------------------

Total financial
 liabilities            $111,746,735  $111,720,151   $98,360,974   $98,515,922
==============================================================================

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

Note 21  PARENT COMPANY ONLY FINANCIAL STATEMENTS

                                                            BALANCE SHEETS
                                                December 31, 2000 and 1999

               Assets                             2000           1999

Cash                                            $653,858       $905,824
Investment securities available for sale,
 at fair value                                   283,027              0
Premises and equipment                           240,270        266,209
Other investments at cost                         99,985              0
Investment in subsidiaries                    10,816,665      9,348,438
Other                                             58,595        233,399
-----------------------------------------------------------------------

TOTAL ASSETS                                 $12,152,400    $10,753,870
=======================================================================

   Liabilities and Stockholders' Equity

Other liabilities                                $77,056        $14,023
Total stockholders' equity                    12,075,344     10,739,847
-----------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $12,152,400    $10,753,870
=======================================================================

                                                      STATEMENTS OF INCOME
                                    Years Ended December 31, 2000 and 1999

                                               2000           1999

Dividends from subsidiaries                  $113,400       $268,950
Undistributed equity in earnings
 of subsidiaries                            1,076,452        801,007
Interest and dividend income                   22,847              0
Other operating income                        162,000        162,000
--------------------------------------------------------------------

   Total income                             1,374,699      1,231,957

Operating expenses                            213,598        181,869
Interest expense                                2,446          2,335
--------------------------------------------------------------------

   Total expenses                             216,044        184,204
--------------------------------------------------------------------

Income before provision (credit)
 for income taxes                           1,158,655      1,047,753
Provision (credit) for income taxes           (11,568)         8,096
--------------------------------------------------------------------

Net income                                 $1,170,223     $1,039,657
====================================================================

                                                  STATEMENTS OF CASH FLOWS
                                    Years Ended December 31, 2000 and 1999

                                               2000           1999

Cash flows from operating activities:
   Net income                               $1,170,223     $1,039,657
----------------------------------------------------------------------

   Adjustments to reconcile net income
    to net cash provided by operating
    activities:
     Depreciation                              121,077         94,834
     Undistributed earnings of subsidiary   (1,076,452)      (801,007)
     Change in other operating assets          174,804       (216,799)
     Change in other liabilities                (1,578)       (21,419)
----------------------------------------------------------------------

       Total adjustments                      (782,149)      (944,391)
----------------------------------------------------------------------

Net cash provided by operating activities      388,074         95,266
----------------------------------------------------------------------

Cash flows from investing activities:
   Purchase of investment securities
    available for sale                        (257,595)             0
   Capital expenditures                        (24,851)             0
   Purchase of other investments               (99,985)             0
----------------------------------------------------------------------

Net cash used in investing activities         (382,431)             0
----------------------------------------------------------------------

Cash flows from financing activities:
Principal payments on borrowed funds
 and capital lease obligations                 (14,323)       (24,787)
Dividends paid                                (313,507)      (268,933)
Sale of common stock                            70,221      1,100,000
Sale of treasury stock                               0            660
----------------------------------------------------------------------

Net cash provided by (used in)
 financing activities                         (257,609)       806,940
----------------------------------------------------------------------

Net increase (decrease) in cash               (251,966)       902,206
Cash at beginning                              905,824          3,618
----------------------------------------------------------------------

Cash at end                                   $653,858       $905,824
======================================================================


Supplemental information:

Cash paid during the year for interest          $2,446         $2,335

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         This item is not applicable.

                       PART III

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE
          REGISTRANT; COMPLIANCE WITH SECTION 16(a) OF
          THE EXCHANGE ACT.

     Information called for by Item 9 is contained under "Election of Directors" and "Section 16(a)
Beneficial Ownership Reporting Compliance" of the
Company's Proxy Statement, dated March 26, 2001 with respect to the Annual Meeting of Shareholders to be held on April 28, 2001 filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 and which is incorporated herein by reference in response to this item.

     Reference is also made to "Executive Officers Of
The Registrant" included at the end of Part I of this Form 10-KSB in partial response to Item 9.

ITEM 10.  EXECUTIVE COMPENSATION.

     The information appearing under "Director
Compensation" and " Executive Compensation" of the
Company's Proxy Statement dated March 26, 2001 is incorporated herein by reference in response to this item.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT.

     The information appearing under "Beneficial
Ownership of Principal Shareholders, Directors and
Management" of the Company's Proxy Statement dated
March 26, 2001 is incorporated herein by reference in response to this item.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED
          TRANSACTIONS.

     The information appearing under "Related
Transactions" of the Company's Proxy Statement dated
March 26, 2001 is incorporated herein by reference in response to this item.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the last quarter of fiscal 2000.

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


Date:  March 14, 2001         By:  /s/ John A. Slatky
                                   ----------------------------------------
                                   John A. Slatky
                                   President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange
Act of 1934, the report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 14, 2001.


By:  /s/ John  A. Slatky
     -------------------------
     John A. Slatky                 President and Chief Executive Officer
                                    and a Director

By:  /s/ Sheri L. Knope
     -------------------------
     Sheri L. Knope                 Treasurer and Chief Financial Officer


By:  /s/ David L. Luebbers
     -------------------------
     David L. Luebbers              Vice President and a Director


By:  /s/ Irvin G. Vincent
     -------------------------
     Irvin G. Vincent               Chairman of the Board of Directors


By:
     -------------------------
     Willard Marchant               Director


By:  /s/ Thomas J. Rueckl
     -------------------------
     Thomas J. Rueckl               Director


By:  /s/ Ronald A. Ledvina
     -------------------------
     Ronald A. Ledvina              Director


By:
     -------------------------
     Richard L. Dougherty           Director


By:  /s/ Donald E. Pritzl
     -------------------------
     Donald E. Pritzl               Director