Form 10QSB
period 2001-03-31
LUXEMBURG BANCSHARES INC
filed 2001-05-14
CIK 1037265

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                            Washington. D. C. 20549

                                  Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended March 31, 2001.

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
    For the transition period from __________ to __________.

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [_]

State the number of shares outstanding of each issuer's classes of common equity, as of April 21, 2001:
                       544,241 shares were outstanding.

Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

                          LUXEMBURG BANCSHARES, INC.

                                     INDEX

                                                                  Page No.
                                                                  --------
      PART I - FINANCIAL INFORMATION

      Independent Accountant's Report                                      3

      Consolidated Balance Sheets - March 31, 2001 and
      December 31, 2000                                                    4

      Consolidated Statements of Income - Three Months
      Ended March 31, 2001 and 2000                                        5

      Consolidated Condensed Statements of Changes
      in Stockholders' Equity - Three Months Ended
      March 31, 2001 and 2000                                              6

      Consolidated Statements of Cash Flow - Three Months
      Ended March 31, 2001 and 2000                                        7

      Notes to Consolidated Financial Statements                       8 - 9

      Management's Discussion and Analysis of
      Financial Condition and Results of Operations                  10 - 14

      PART II - OTHER INFORMATION

      Item 2 - Changes in securities and use of proceeds                  15

      Item 6 - Exhibits and Reports on Form 8-K                           15

      SIGNATURES                                                          15

                        PART I - FINANCIAL INFORMATION

                      [GRAPHIC OMITTED][GRAPHIC OMITTED]


                        Independent Accountant's Report



Board of Directors and Stockholders
Luxemburg Bancshares, Inc.
Luxemburg, Wisconsin


We have reviewed the accompanying unaudited consolidated balance sheet of Luxemburg Bancshares, Inc. and Subsidiaries as of March 31, 2001, and the related unaudited consolidated statements of income, changes in stockholders' equity, and cash flows for the three-month period then ended. These financial statements are the responsibility of the Company's management.

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


May 3, 2001
Green Bay, Wisconsin

                  LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS - (UNAUDITED)

                                    ASSETS
                                    ------

                                                                         March 31,          December 31,
                                                                            2001                    2000
                                                                            ----                    ----
Cash and due from banks                                                    $  3,584,672        $   4,151,822
Interest-bearing deposits                                                     1,774,265              497,328
Federal funds sold                                                            4,147,000            1,797,000
                                                                           ------------        -------------

   Cash and cash equivalents                                                  9,505,937            6,446,150

Investment securities available for sale-stated at fair value                18,650,451           19,222,546

Total loans                                                                  93,266,084           94,669,517
   Allowance for loan losses                                                 (1,098,864)          (1,060,046)
                                                                           ------------        -------------

Net loans                                                                    92,167,220           93,609,471
Premises and equipment                                                        2,519,725            2,577,762
Other investments at cost                                                       440,835              434,635
Other assets                                                                  2,875,912            2,802,269
                                                                           ------------        -------------

TOTAL ASSETS                                                               $126,160,080        $ 125,092,833
                                                                           ------------        -------------


                                    LIABILITIES AND STOCKHOLDERS' EQUITY
                                    ------------------------------------

LIABILITIES:

Non-interest-bearing deposits                                              $ 12,782,113        $  13,919,970
Interest-bearing deposits                                                    95,152,839           93,724,921
                                                                           ------------        -------------

Total deposits                                                              107,934,952          107,644,891

Short-term borrowings                                                            92,846               99,530
Borrowed funds                                                                4,000,000            4,002,314
Other liabilities                                                             1,431,899            1,270,754
                                                                           ------------        -------------

   Total liabilities                                                        113,459,697          113,017,489
                                                                           ------------        -------------

STOCKHOLDERS' EQUITY:

Common stock- $1.00 par value:
   Authorized - 2,400,000 shares,
   Issued - 571,225 shares in 2001 and 567,512 shares in 2000                   571,225              567,512
Capital surplus                                                               4,151,272            4,080,186
Retained earnings                                                             8,088,764            7,747,796
Accumulated other comprehensive income (deficit)                                233,281               24,009
Less - 26,984 shares of treasury
 common stock, at cost                                                         (344,159)            (344,159)
                                                                           ------------        -------------

   Total stockholders' equity                                                12,700,383           12,075,344
                                                                           ------------        -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $126,160,080        $ 125,092,833
                                                                           ------------        -------------

         See accompanying notes to consolidated financial statements.

                  LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                       Three Months Ended      Three Months Ended
                                                         March 31, 2001          March 31, 2000
INTEREST INCOME:

Interest and fees on loans                               $ 2,072,166            $  1,810,520
Interest on investment securities:
    Taxable                                                  155,315                 164,813
    Tax-exempt                                               103,285                  94,135
Other interest and dividend income                            57,332                  24,034
                                                         -----------            ------------

     Total interest income                                 2,388,098               2,093,502
                                                         -----------            ------------

INTEREST EXPENSE:

Deposits                                                   1,283,973               1,058,544
Short-term borrowings                                          5,861                  28,833
Borrowed funds                                                60,392                     604
                                                         -----------            ------------

    Total interest expense                                 1,350,226               1,087,981
                                                         -----------            ------------

Net interest income                                        1,037,872               1,005,521
Provision for loan losses                                     44,955                  39,000
                                                         -----------            ------------

Net interest income after provision for credit losses        992,917                 966,521
                                                         -----------            ------------

OTHER INCOME:

Service charges on deposit accounts                           60,845                  48,942
Mortgage underwriting fees - secondary market                109,350                  26,677
Loan servicing fee income                                     37,028                  11,002
Other operating income                                       189,721                 190,498
                                                         -----------            ------------

    Total other income                                       396,944                 277,119
                                                         -----------            ------------

OPERATING EXPENSES:

Salaries and related benefits                                538,838                 500,969
Net occupancy expense                                         70,112                  63,501
Equipment rentals, depreciation, and maintenance              86,655                  90,448
Data processing                                               47,469                  41,107
Other operating expenses                                     182,094                 189,075
                                                         -----------            ------------

    Total operating expenses                                 925,168                 885,100
                                                         -----------            ------------

Income before provision for income taxes                     464,693                 358,540
Provision for income taxes                                   123,725                  87,238
                                                         -----------            ------------

Net income                                               $   340,968            $    271,302
                                                         -----------            ------------

Basic earnings per common share                          $       .63            $        .50
                                                         ----------             ------------

         See accompanying notes to consolidated financial statements.

                  LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED STATEMENTS OF
                        CHANGES IN STOCKHOLDERS' EQUITY
                                  (UNAUDITED)

                                                                Three Months Ended              Three Months Ended
                                                                  March 31, 2001                  March 31, 2000
                                                                  --------------                  --------------
                                                              Shares      Equity Total         Shares        Equity Total
                                                              ------      ------------         ------        ------------

Balance - Beginning of period                                   567,512      $12,075,344           537,032   $ 10,739,847
                                                                -------      -----------           -------   ------------

Issuance of common stock                                          3,713      $    74,799             3,496   $     70,221
                                                                  -----      -----------             -----   ------------

Comprehensive income:
   Net Income                                                                $   340,968                     $    271,302
                                                                             -----------                     ------------
   Other comprehensive income (deficit)  - Change in
   net unrealized gain (loss) on securities available
   for sale                                                                      209,272                           -1,926
                                                                                 -------                           ------

Total comprehensive income                                                       550,240                          269,376
                                                                                 -------                          -------

Balance - End of period                                         571,225      $12,700,383           540,528   $ 11,079,444
                                                                -------      -----------           -------   ------------

                  LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (UNAUDITED)

                                                             Three Months Ended       Three Months Ended
                                                               March 31, 2001           March 31, 2000
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                     $   340,968             $   271,302
                                                               -----------             -----------
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                   84,947                  89,484
    Accretion of discounts on securities                            (5,360)                 (4,211)
    Amortization of premiums on securities                           1,762                   2,137
    Provision for loan losses                                       44,955                  39,000
    Change in other operating assets                               (68,743)                119,840
    Change in other operating liabilities                           44,697                (129,665)
                                                               -----------             -----------

      Total adjustments                                            102,258                 116,585
                                                               -----------             -----------

Net cash provided by operating activities                          443,226                 387,887
                                                               -----------             -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from maturities of securities available for sale    1,329,538                 563,832
    Purchase of securities available for sale                     (428,125)                      0
    Net (increase) decrease in loans                             1,397,296              (5,425,480)
    Purchase of additional life insurance                          (11,100)                (12,156)
    Capital expenditures                                           (26,910)                (38,715)
                                                               -----------             -----------

Net cash provided by (used in) investing activities              2,260,699              (4,912,519)
                                                               -----------             -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase (decrease) in deposits                            290,061              10,646,713
    Net increase (decrease) in short-term borrowings                (6,684)                781,160
    Principal payments on borrowed funds                            (2,314)                (13,437)
    Issuance of Common Stock                                        74,799                  70,221
                                                               -----------             -----------

Net cash provided by financing activities                          355,862              11,484,657
                                                               -----------             -----------

Net increase in cash and cash equivalents                        3,059,787               6,960,025
Cash and cash equivalents at beginning                           6,446,150               4,516,131
                                                               -----------             -----------

Cash and cash equivalents at end                               $ 9,505,937             $11,476,156
                                                               -----------             -----------

Supplemental information:
------------------------

Cash paid during the period for:
    Interest                                                   $ 1,349,649             $ 1,008,638
    Income taxes                                               $   155,765             $   152,645

          See accompanying notes to consolidated financial statements

                  LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

The consolidated financial statements for interim periods are unaudited; however, in the opinion of the management of Luxemburg Bancshares, Inc. ("Company"), all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation have been included. Refer to the Notes to Consolidated Financial Statements which appear in the Company's Form 10-KSB for the Fiscal Year ended December 31, 2000 for the Company's accounting policies which are pertinent to these financial statements.

NOTE 1: BASIS OF PRESENTATION
The consolidated financial statements of the Company, a bank holding company, include the accounts of the Company and Subsidiaries - Bank of Luxemburg, Luxemburg Investment Corporation, and Area Development Corporation. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Earnings per common share are based upon the weighted average number of common shares outstanding. The weighted average number of shares outstanding was 543,153 in March 2001 and 540,066 in March 2000. The basic and diluted earnings per share are the same for 2001 and 2000. On March 17, 2000 the Board of Directors approved a two (2) for one (1) stock split for shareholders of record of April 2, 2000 and issued on May 15, 2000. The earnings per share and number of shares outstanding reflect the stock split for comparative purposes.

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

                                              Notional Amount
                                              ---------------
                                  March 31, 2001            December 31, 2000
                                  --------------            -----------------

Commitments to extend credit        $7,353,000                 $4,560,000
Credit card arrangements             1,201,000                  1,513,000
Standby letters of credit              320,000                    473,000

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

                  LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 3: ACCOUNTING CHANGES

In June 1998, The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. This statement requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. As amended by SFAS No. 137, the statement is effective for fiscal years beginning after June 15, 2000. The Company's adoption of SFAS No. 133 on January 1, 2001, has not had a material impact on the consolidated financial statements.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS
                  LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES


SELECTED QUARTERLY FINANCIAL DATA
                                                  Three Months Ended March 31,
                                                  ----------------------------
                                                     2001            2000
                                                     ----            ----

Net Earnings                                    $    340,968    $    271,302
Average Consolidated Balance Sheet Items:
 Loans                                            92,614,188      83,104,368
 Taxable Investment Securities                    10,301,232      10,664,134
 Fed Funds Sold                                    2,060,178         991,121
 Municipal Loans & Investments                     9,973,036       9,407,588
 Other Earning Assets                              1,563,229         605,715
                                                ------------    ------------
  Total Earning Assets                           116,511,863     104,772,926
 Total Assets                                    124,697,866     112,069,631
 Deposits                                         94,571,011      98,236,967
 Borrowings                                        4,396,557       1,757,678
 Shareholders' Equity                             12,526,253      10,926,908

Key Ratios:
 Average Equity to Average Total Assets                10.05%           9.75%
 Return on Average Total Assets                         1.09%            .97%
 Return on Average Equity                              10.89%           9.93%
 Net Interest Margin                                    3.61%           3.85%


NET INTEREST INCOME

Net interest income, the principle source of earnings, is the amount by which interest generated by earning assets exceeds the interest costs of liabilities obtained to fund them. As shown below, net interest income has increased $32,351 or 3.22% to $1,037,872 for the three months ended March 31, 2001 from $1,005,521 for the three months ended March 31, 2000. The increase in net interest income is due to bank growth. As noted above, average assets for the three months ended March 31, 2001 were $124,697,866 compared to average assets for the three months ended March 31, 2000 of $112,069,631.

                                       Three Months Ended March 31,
                                       ---------------------------
                                            2001            2000
                                            ----            ----
Interest Income                        $ 2,388,098      $ 2,093,502
Interest Expense                         1,350,226        1,087,981
                                       -----------      -----------
Net Interest Income                    $ 1,037,872      $ 1,005,521
                                       -----------      -----------

Net Interest Margin                           3.61%            3.85%


RATE/VOLUME ANALYSIS

The impact of changes in volume and interest rates on net interest income for the three months ended March 31, 2001 is illustrated in the following table:

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000.

                                Increase (Decrease) in Net Interest Income
                         Net Change       Due To Rate      Due To Volume
                         ----------       -----------      -------------
Interest Income              $294,596          $ 69,807           $224,789
Interest Expense              262,245           125,940            136,305
                             --------          --------           --------
Net Interest Income          $ 32,351          $(56,133)          $ 88,484
                             --------          --------           --------

Interest rates on the Bank's average earning assets and interest bearing liabilities were generally higher for the three months ended March 31, 2001 compared to the three months ended March 31, 2000. Earning assets increased to $116,511,863 for the three months ended March 31, 2001 compared to $104,772,926 for the three months ended March 31, 2000. Interest bearing liabilities increased $10,201,662 or 11.49% to $98,967,568 for the three months ended March 31, 2001 compared to $88,765,906 for the three months ended March 31, 2000.

OPERATING RESULTS

Net income for the three months ended March 31, 2001, was $340,968 compared to $271,302 for the three months ended March 31, 2000. The increase of $69,666 reflects an increase in loan fees, including mortgage underwriting fees - Secondary market, which increased $82,673 to $109,350 for the three months ended March 31, 2001, compared to $26,677 for the three months ended March 31, 2000. This increase is primarily due to the Company originating $10,666,827 in real estate loans sold to the secondary market. The increase in net interest income of $32,351 for the three months ended March 31, 2001, compared to the three months ended March 31, 2000 is discussed in "Net Interest Income" and "Rate/Volume Analysis" elsewhere in this report.

Total operating expenses increased $40,068 or 4.5% from $885,100 for the three months ended March 31, 2000 to $925,168 for the three months ended March 31, 2001. Salaries and related benefits increased 37,869 or 7.6% to $538,838 for the three months ended March 31, 2001 compared to $500,969 for the three months ended March 31, 2000. Increases in officer salaries, insurance, and profit sharing expense account for the increase. Net occupancy expense increased $6,611 to $70,112 for the three months ended March 31, 2001 compared to $63,501 for the three months ended March 31, 2000. Equipment rentals, depreciation, and maintenance for the three months ended March 31, 2001 decreased $3,793 or 4.2% to $86,655 compared to $90,448 for the three months ended March 31, 2000. Finally, other operating expenses for the three months ended March 31, 2001 decreased $6,981 or 3.7% to $182,094 from $189,075 for the three months ended March 31, 2000 because of decreases in consulting fees, merchant expenses, accounting fees and internal audit fees.

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

At March 31, 2001 the Company had $146,000 in loans past due 90 days or more that were still accruing interest as compared to $118,000 for March 31, 2000. The loans were adequately secured to allow for the repayment of both the principal and interest due. At March 31, 2001 and 2000 the Company did not have any loans that meet the definition of "Troubled Debt Restructuring". In addition, one loan for $150,000 was considered to be impaired under SFAS Nos 114 & 118. The Bank had $728,000 of non-accrual loans at March 31, 2001 and $291,000 of non-accrual loans at March 31, 2000.

During the three months ended March 31, 2001, $45,000 was charged to the provision for loan losses compared to $39,000 for the three months ended March 31, 2000. At March 31, 2001 the allowance was $1,099,000 or 1.18% of total loans. This compares to an allowance of $988,000 or 1.12% of total loans as of

March 31, 2000. For the three months ended March 31, 2001 the Bank had net charge-offs of $6,000 compared to net recoveries of $54,000 for the three months ended March 31, 2000.

The following table summarizes loan charge-offs and recoveries by type of loan for the three months ended March 31, 2001 and 2000:

            Loan Type                         March 31, 2001                       March 31, 2000
            ---------                         --------------                       --------------
                                       Charge-Off         Recovery          Charge-Off          Recovery
                                       ----------         --------          ----------          --------
Real Estate                                  $     0            $     0            $     0           $     0
Commercial and Industrial                          0                  0                  0            32,000
Agricultural                                       0                  0                  0            25,000
Consumer                                       8,000              2,000             10,000             7,000
                                             -------            -------            -------           -------

TOTALS                                       $ 8,000            $ 2,000            $10,000           $64,000
                                             -------            -------            -------           -------

The Bank has allocated its allowance for loan losses at the end of each period presented as follows:

                                                      March 31, 2001                   March 31, 2000
                                                      --------------                   --------------

                                                                       % of                          % of
                                                                     loans to                      loans to
Balance at End of Period Applicable to:                                total                         total
---------------------------------------
                                                    Amount             Loans         Amount          Loans
                                                    ------             -----         ------          -----
Commercial and agricultural                             $   644,507        57%          $ 609,447        59%
Real Estate-construction                                     59,739         6%             72,748         4%
Real Estate-mortgage                                         93,955        21%             81,665        21%
Consumer                                                    180,024        16%            156,121        16%
                                                        -----------       ---           ---------       ---

Total Domestic                                              978,225       100%            919,981       100%
                                                                          ---                           ---

Specific Loan Allocation                                     25,000
Unallocated                                                  95,639                        68,494
                                                        -----------                     ---------

TOTALS                                                  $ 1,098,864       100%          $ 988,475       100%
                                                        -----------                     ---------

LIQUIDITY AND INTEREST RATE SENSITIVITY

The Company must maintain an adequate liquidity position in order to respond to the short-term demand for funds caused by withdrawals from deposit accounts, extensions of credit and for the payment of operating expenses. Maintaining this position of adequate liquidity is accomplished through the management of a combination of liquid assets; those which can be converted into cash and access to additional sources of funds. Primary liquid assets of the Company are cash and due from banks, federal funds sold, investments held as "available for sale" and maturing loans. Federal funds purchased and loans from the Federal Home Loan Bank system represent the Company's primary source of immediate liquidity and were maintained at a level to meet immediate needs. Federal Funds Sold averaged approximately $2,060,000 and $991,000 for the three months ended March 31, 2001 and 2000, respectively. Maturities in the Company's loan and investment portfolios are monitored regularly to avoid matching short-term deposits with long-term loans and investments. Other assets and liabilities are also monitored to provide the proper balance between liquidity, safety, and profitability. This monitoring process must be continuous due to the constant flow of cash that is inherent in a financial institution.

The Company actively manages its interest rate sensitive assets and liabilities to reduce the impact of interest rate fluctuations. In addition, the Company monitors the interest rates paid on Certificates of Deposit as advertised by its competitors and strives to pay competitive interest rates to retain and attract Certificates of Deposit. Should competitive pressures dictate, the Bank may have to increase rates paid to retain the Certificates of the Deposit that mature in the next year and any increase in interest rates paid on Certificates of Deposit may reduce future Company earnings. The Bank also monitors the assets and liabilities that reprice each month to determine the impact on future earnings from anticipated repricings. At March 31, 2001 the Company's rate sensitive liabilities exceed rate sensitive assets due within one year by $8,000.

As part of managing liquidity, the Company monitors its loan to deposit ratio on a daily basis. At March 31, 2001 the ratio was 86.4% which is within the Company's acceptable range.

The Company experienced an increase in cash and cash equivalents, its primary source of liquidity, of $3,059,787 for the three months ended March 31, 2001. The primary source of cash flow for the three months ended March 31, 2001 was cash provided by investing activities of $2,260,699 which consisted of a decrease in loans of $1,397,296 and proceeds from maturities of securities available for sale of $1,329,538. Cash outflow for the three months ended March 31, 2001 was primarily used for purchases of securities available for sale of $428,125. The Company's management believes its liquidity sources are adequate to meet its operating needs and does not know of any trends, events or uncertainties that may result in a significant adverse effect on the Company's operations or liquidity position.

The following table illustrates the projected maturities and the repricing mechanisms of the major asset/liability categories of the Company as of March 31, 2001, based on certain assumptions. No prepayment rate assumptions have been made for the loan portfolio. Maturities and repricing dates for investments have been projected by applying the assumptions set forth below to contractual maturities and repricing dates.

                                        1 Year or Less    1 - 5 Years    5 - 10 Years    After 10 Years
                                        --------------    -----------    ------------    --------------
Interest Earning Assets:
   Short Term Investments                  $ 5,921,000
   Investment Securities                   $ 3,217,000    $ 8,129,000     $ 5,170,000      $  2,134,000
   Loans
      Variable Rate                        $13,358,000
      Real Estate-Construction             $ 5,702,000    $   272,000
      Real Estate-Other                    $ 8,609,000    $15,000,000     $   158,000      $    524,000
      Commercial and Industrial            $11,992,000    $14,685,000     $   847,000      $      2,000
      Agricultural                         $ 3,928,000    $ 1,970,000                      $    780,000
      Consumer                             $ 2,430,000    $11,096,000     $   512,000      $    259,000
      Municipals                           $   100,000    $   391,000     $   651,000
   Other                                   $   441,000    $       -0-     $       -0-      $        -0-
                                           -----------    -----------     -----------      ------------

Total Interest Earning Assets              $55,698,000    $51,543,000     $ 7,338,000      $  3,699,000
                                           -----------    -----------     -----------      ------------

Interest Bearing Liabilities:
   Interest Bearing Demand                                                                 $  5,443,000
   Savings Deposits                        $ 6,304,000                                     $ 14,709,000
   Money Market Accounts                   $   987,000                                     $  2,304,000
   Certificates of Deposit                 $43,123,000    $ 8,087,000
   Jumbo CD's                              $11,600,000    $ 2,071,000
   Other                                   $ 2,093,000    $ 2,000,000             -0-               -0-
                                           -----------    -----------     -----------      ------------

Total Interest Bearing Liabilities         $64,107,000    $12,158,000             -0-      $ 22,456,000
                                           -----------    -----------     -----------      ------------

Interest Sensitivity Gap per Period        $(8,409,000)   $39,385,000     $ 7,338,000      $(18,757,000)
                                           -----------    -----------     -----------      ------------

Cumulative Interest Sensitivity Gap        $(8,409,000)   $30,976,000     $38,314,000      $ 19,557,000
                                           -----------    -----------     -----------      ------------

Interest Sensitivity Gap as a
Percentage of Earning Assets                      (7.1%)         33.3%            6.2%            (15.9%)

Cumulative Sensitivity Gap as a
Percentage of Earning Assets                      (7.1%)         26.2%           32.4%             16.5%

                          PART II - OTHER INFORMATION

Item 2.    Changes in Securities and use of Proceeds
           -----------------------------------------

         On January 12, 2001, the Company sold 2,788 shares of stock at $18.70 per share to employees of the Bank pursuant to the Company's 2000 Employee Stock Purchase Plan. The Plan is a qualified stock purchase plan under Section 423 of the Internal Revenue Code, and allows employees to purchase stock at 85% of fair market value. The offering was exempt from registration under the Securities Act of 1933 pursuant to Section 3(a)(11) of the Act and Rule 147 thereunder, because all employees are residents of the State of Wisconsin. Resale of the stock are restricted for nine (9) months to residents of the State of Wisconsin.

         On February 6, 2001, the Company sold 925 shares of stock at $24.50 per share to five (5) directors of the Company pursuant to the Company's 2000 Director Stock Purchase Plan. The offering was exempt from registration under the Securities Act of 1933, as amended, pursuant to Sections 3(a)(11) and 4(2) thereof, because directors are residents of the State of Wisconsin.


Item 6.    Exhibits and reports on Form 8-K
           ----------------------------------

           (a) Reports on Form 8-K

               During the quarter ended March 31, 2001, the registrant did not file any reports on Form 8-K.


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                         LUXEMBURG BANCSHARES, INC.
                                         --------------------------
                                         (Registrant)
                                         ------------

/s/ John A. Slatky                          /s/ Sheri L. Knope
-------------------------------             -------------------------------
John A. Slatky,                             Sheri L. Knope, CPA, CIA,
President and Chief Executive               Treasurer/CFO


Date        5/10/01                         Date         5/10/01
-------------------------------             -------------------------------