Form 10QSB
period 2001-06-30
LUXEMBURG BANCSHARES INC
filed 2001-08-10
CIK 1037265

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington. D. C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2001.


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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each issuer's classes of common equity, as of July 30, 2001:
                        544,241 shares were outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                           LUXEMBURG BANCSHARES, INC.

                                      INDEX

                                                                                                          Page No.
                                                                                                          --------
      PART I - FINANCIAL INFORMATION

      Independent Accountant's Report                                                                           3

      Consolidated Balance Sheets - June 30, 2001 and
      December 31, 2000                                                                                         4

      Consolidated Statements of Income - Three Months & Six
      Months Ended June 30, 2001 and 2000                                                                       5

      Consolidated Condensed Statements of Changes
      in Stockholders' Equity - Six Months Ended
      June 30, 2001 and 2000                                                                                    6

      Consolidated Statements of Cash Flow - Six Months
      Ended June 30, 2001 and 2000                                                                              7

      Notes to Consolidated Financial Statements                                                            8 - 9

      Management's Discussion and Analysis of
      Financial Condition and Results of Operations                                                       10 - 14

      PART II - OTHER INFORMATION

      Item 2 - Changes in Securities and Use of Proceeds                                                       15

      Item 4 - Submission of Matters to a Vote of Security Holders                                             15

      Item 6 - Exhibits and Reports on Form 8-K                                                                15

      SIGNATURES                                                                                               15

                         PART I - FINANCIAL INFORMATION


                      [WIPFLI ULLRICH BERTELSON LLP LOGO]


                         INDEPENDENT ACCOUNTANT'S REPORT



Board of Directors and Stockholders
Luxemburg Bancshares, Inc.
Luxemburg, Wisconsin


We have reviewed the accompanying unaudited consolidated balance sheet of Luxemburg Bancshares, Inc. and Subsidiaries as of June 30, 2001, and the related unaudited consolidated statements of income, changes in stockholders' equity, and cash flows for the six-month period then ended. These financial statements are the responsibility of the Company's management.

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




Wipfli Ullrich Bertelson LLP


July 31, 2001
Green Bay, Wisconsin

                   LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS - (UNAUDITED)


                                                               ASSETS

                                                                                                June 30,              December 31,
                                                                                                  2001                    2000
Cash and due from banks                                                                       $   3,958,945           $   4,151,822
Interest-bearing deposits                                                                         2,197,087                 497,328
Federal funds sold                                                                                3,219,000               1,797,000
                                                                                              -------------           -------------

     Cash and cash equivalents                                                                    9,375,032               6,446,150

Investment securities available for sale-Stated at fair value                                    18,462,950              19,222,546

Total loans                                                                                      97,329,084              94,669,517
     Allowance for loan losses                                                                   (1,149,141)             (1,060,046)
                                                                                              -------------           -------------

Net loans                                                                                        96,179,943              93,609,471
Premises and equipment                                                                            2,471,710               2,577,762
Other investments at cost                                                                           459,954                 434,635
Other assets                                                                                      2,972,307               2,802,269
                                                                                              -------------           -------------

TOTAL ASSETS                                                                                  $ 129,921,896           $ 125,092,833
                                                                                              -------------           -------------


                                                LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:

Non-interest-bearing deposits                                                                 $  12,596,266           $  13,919,970
Interest-bearing deposits                                                                        98,622,550              93,724,921
                                                                                              -------------           -------------

Total deposits                                                                                  111,218,816             107,644,891

Short-term borrowings                                                                               479,334                  99,530
Borrowed funds                                                                                    4,000,000               4,002,314
Other liabilities                                                                                 1,379,546               1,270,754
                                                                                              -------------           -------------

     Total liabilities                                                                          117,077,696             113,017,489
                                                                                              -------------           -------------

STOCKHOLDERS' EQUITY:

Common stock- $1.00 par value:
     Authorized - 2,400,000 shares,
     Issued - 571,225 shares in 2001 and 567,512 shares in 2000                                     571,225                 567,512
Capital surplus                                                                                   4,151,271               4,080,186
Retained earnings                                                                                 8,246,536               7,747,796
Accumulated other comprehensive income                                                              219,327                  24,009

Less - 26,984 shares of treasury
 common stock, at cost                                                                             (344,159)
                                                                                              -------------           -------------
                                                                                                                           (344,159)

     Total stockholders' equity                                                                  12,844,200              12,075,344
                                                                                              -------------           -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                    $ 129,921,896           $ 125,092,833
                                                                                              -------------           -------------

          See accompanying notes to consolidated financial statements.

                   LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF INCOME - (UNAUDITED)

                                                                        Three Months Ended June 30,        Six Months Ended June 30,
                                                                          2001             2000             2001             2000
                                                                          ----             ----             ----             ----
INTEREST INCOME:

Interest and fees on loans                                             $2,052,124       $1,964,072       $4,124,290       $3,774,592
Interest on investment securities:
     Taxable                                                              141,995          162,870          297,310          327,683
     Tax-exempt                                                           105,694           93,222          208,979          187,357
Other interest and dividend income                                         82,741           45,879          140,073           69,913
                                                                       ----------       ----------       ----------       ----------

     Total interest income                                              2,382,554        2,266,043        4,770,652        4,359,545
                                                                       ----------       ----------       ----------       ----------

INTEREST EXPENSE:

Deposits                                                                1,257,150        1,219,669        2,541,123        2,278,213
Short-term borrowings                                                      57,323           42,381           63,184           71,214
Borrowed funds                                                              3,169              452           63,561            1,056
                                                                       ----------       ----------       ----------       ----------

     Total interest expense                                             1,317,642        1,262,502        2,667,868        2,350,483
                                                                       ----------       ----------       ----------       ----------

Net interest income                                                     1,064,912        1,003,541        2,102,784        2,009,062
Provision for loan losses                                                  45,045           39,000           90,000           78,000
                                                                       ----------       ----------       ----------       ----------

Net interest income after provision for credit
losses                                                                  1,019,867          964,541        2,012,784        1,931,062
                                                                       ----------       ----------       ----------       ----------

OTHER INCOME:

Service charges on deposit accounts                                        75,760           58,606          136,605          107,548
Mortgage underwriting fees - Secondary market                             103,031           39,769          212,381           66,446
Loan servicing fee income                                                  42,137           16,681           79,165           27,683
Other operating income                                                    225,148          212,842          414,869          403,340
                                                                       ----------       ----------       ----------       ----------

     Total other income                                                   446,076          327,898          843,020          605,017
                                                                       ----------       ----------       ----------       ----------

OPERATING EXPENSES:

Salaries and related benefits                                             582,421          532,959        1,121,259        1,033,928
Net occupancy expense                                                      60,268           58,460          130,380          121,961
Equipment rentals, depreciation, and maintenance                           80,171           90,022          166,826          180,470
Data processing                                                            51,033           42,307           98,502           83,414
Other operating expenses                                                  208,293          206,094          390,387          395,169
                                                                       ----------       ----------       ----------       ----------

     Total operating expenses                                             982,186          929,842        1,907,354        1,814,942
                                                                       ----------       ----------       ----------       ----------

Income before provision for income taxes                                  483,757          362,597          948,450          721,137
Provision for income taxes                                                151,830           87,476          275,555          174,714
                                                                       ----------       ----------       ----------       ----------

Net income                                                             $  331,927       $  275,121       $  672,895       $  546,422
                                                                       ----------       ----------       ----------       ----------

Basic and diluted earnings per common share                            $     0.61       $     0.51       $     1.24       $     1.01
                                                                       ----------       ----------       ----------       ----------

                   LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED STATEMENTS OF
                         CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)


                                                                                 Six Months Ended                Six Months Ended
                                                                                  June 30, 2001                    June 30, 2000

                                                                           Shares        Equity Total      Shares       Equity Total
                                                                           ------        ------------      ------       ------------
Balance - Beginning of period                                              567,512       $12,075,344       537,032       $10,739,847
                                                                          --------       -----------       -------       -----------

Issuance of common stock                                                     3,713       $    74,799         3,496       $    70,221
                                                                          --------       -----------       -------       -----------


Comprehensive income:
   Net Income                                                                            $   672,895                     $   546,422
                                                                                         -----------                     -----------
   Other comprehensive income - Change in
   net unrealized gain on securities available for sale                                      195,318                          17,215
                                                                                         -----------                     -----------


Total comprehensive income                                                                   868,213                         563,637
                                                                                         -----------                     -----------

Dividends Paid                                                                               174,156                         151,348
                                                                                         -----------                     -----------

Balance - End of period                                                    571,225       $12,844,200       540,528       $11,222,357
                                                                          --------       -----------       -------       -----------

                   LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)

                                                                                             Six Months Ended       Six Months Ended
                                                                                               June 30, 2001          June 30, 2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                                      $   672,895           $    546,422
                                                                                                -----------           ------------
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                                                   168,008                117,964
    Accretion of discounts on securities                                                            (10,385)                (8,954)
    Amortization of premiums on securities                                                            3,550                  3,983
    Provision for loan losses                                                                        90,000                 78,000
    Change in other operating assets                                                               (184,257)               178,902
    Change in other operating liabilities                                                            (3,146)              (129,310)
                                                                                                -----------           ------------

      Total adjustments                                                                              63,770                240,585
                                                                                                -----------           ------------

Net cash provided by operating activities                                                           736,665                787,007
                                                                                                -----------           ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from maturities of securities available for sale                                     1,751,812              1,011,946
    Purchase of securities available for sale                                                      (678,125)              (736,950)
    Net increase in loans                                                                        (2,660,472)           (10,836,170)
    Purchase of additional life insurance                                                           (11,100)               (42,707)
    Capital expenditures                                                                            (61,956)                (6,530)
    Purchase of other Investments                                                                         0               (354,985)
                                                                                                -----------           ------------

Net cash used in investing activities                                                            (1,659,841)           (10,965,396)
                                                                                                -----------           ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase in deposits                                                                      3,573,925              8,823,504
    Net increase in short-term borrowings                                                           379,804              1,463,738
    Principal payments on borrowed funds                                                             (2,314)                (6,776)
    Director and Employee Stock Purchase Plans                                                       74,799                 70,221
    Dividends Paid                                                                                 (174,156)              (151,348)
                                                                                                -----------           ------------

Net cash provided by financing activities                                                         3,852,058             10,199,339
                                                                                                -----------           ------------

Net increase in cash and cash equivalents                                                         2,928,882                 20,950
Cash and cash equivalents at beginning                                                            6,446,150              4,516,131
                                                                                                -----------           ------------

Cash and cash equivalents at end                                                                $ 9,375,032           $  4,537,081
                                                                                                -----------           ------------

Supplemental information:

Cash paid during the period for:
    Interest                                                                                    $ 2,728,330           $  2,368,249
    Income taxes                                                                                $   230,000           $    212,986




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

Earnings per common share are based upon the weighted average number of common shares outstanding. The weighted average number of shares outstanding was 543,700 in June 2001 and 540,297 in June 2000. The basic and diluted earnings per share are the same for 2001 and 2000.

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

                                                                         Notional Amount
                                                             -------------------------------------------
                                                             June 30, 2001             December 31, 2000
                                                             -------------             -----------------
Commitments to extend credit                                   $8,835,000                 $4,560,000
Credit card arrangements                                       1,142,000                   1,513,000
Standby letters of credit                                       322,000                     473,000

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the payment of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds collateral supporting those commitments for which collateral is deemed necessary. Because these instruments have fixed maturity dates and because many of them expire without being drawn upon, they do not generally present any significant liquidity risk to the Bank. Management does not anticipate any material losses as a result of these letters of credit.

                   LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 3: ACCOUNTING CHANGES

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 supersedes Accounting Principles Board (APB) Opinion No. 16, "Business Combinations", and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." SFAS No. 141 requires the use of the purchase method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 supersedes APB Opinion No. 17, "Intangible Assets." SFAS No. 142 addresses how intangible assets acquired outside of a business combination should be accounted for upon acquisition and how goodwill and other intangible assets should be accounted for after they have been initially recognized. SFAS No. 142 eliminates the amortization for goodwill and other intangible assets with indefinite lives. Other intangible assets with a finite life will be amortized over their useful life. Goodwill and other intangible assets with indefinite useful lives shall be tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset may be impaired. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Corporation's adoption of SFAS No. 142 on January 1, 2002 is not anticipated to have a material impact on the consolidated financial statements as of the date of adoption.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS
                   LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES


SELECTED QUARTERLY FINANCIAL DATA

                                                             Three Months Ended June 30,              Six Months Ended June 30,
                                                             ---------------------------              -------------------------
                                                              2001                2000                 2001               2000
                                                              ----                ----                 ----               ----
Net Earnings                                               $    331,927        $    275,121        $    672,895        $    546,422
Average Consolidated Balance Sheet Items:
   Loans                                                     93,034,529          88,757,468          92,824,622          86,461,776
   Taxable Investment Securities                              9,415,356          10,544,996           9,848,820          10,604,125
   Fed Funds Sold                                             3,889,209           1,888,330           2,974,694           1,304,159
   Municipal Loans & Investments                             10,298,001           9,568,602          10,220,464           9,482,088
   Other Earning Assets                                       2,132,187           1,184,186           1,847,945             888,046
                                                           ------------        ------------        ------------        ------------
      Total Earning Assets                                  118,769,282         111,943,582         117,716,545         108,740,194
   Total Assets                                             127,100,274         119,218,249         125,899,830         115,995,469
   Deposits                                                 112,941,244         107,007,330         112,021,537         104,431,967
   Shareholders' Equity                                      12,791,118          11,178,093          12,658,686          10,493,696

Key Ratios:
   Average Equity to Average Total Assets                         10.06%               9.38%              10.05%               9.05%
   Return on Average Total Assets                                  1.04%               0.93%               1.07%               0.95%
   Return on Average Equity                                       10.38%               9.85%              10.63%              10.42%
   Net Interest Margin                                             3.64%               3.64%               3.60%               3.73%


NET INTEREST INCOME

Net interest income, the principle source of earnings, is the amount by which interest generated by earning assets exceeds the interest costs of liabilities obtained to fund them. As shown below, net interest income has increased $61,370 or 6.12% to $1,064,912 for the three months ended June 30, 2001, from $1,003,542 for the three months ended June 30, 2000. Net interest income has increased $93,722 or 4.66% to $2,102,784 for the six months ended June 30, 2001, from $2,009,062 for the six months ended June 30, 2000. The net interest income has increased due to Bank growth. However, the increase in net interest income is weaker for the six months ended June 30 2001, than for the six months ended June 30, 2000 due to loan interest rates declining faster than deposit interest rates.

                                                          Three Months Ended June 30,                 Six Months Ended June 30,
                                                          ---------------------------                 -------------------------
                                                          2001                  2000                  2001                  2000
                                                          ----                  ----                  ----                  ----
Interest Income                                        $2,382,554            $2,266,043            $4,770,652            $4,359,545
Interest Expense                                        1,317,642             1,262,501             2,667,868             2,350,483
                                                       ----------            ----------            ----------            ----------
Net Interest Income                                    $1,064,912            $1,003,542            $2,102,784            $2,009,062
                                                       ----------            ----------            ----------            ----------

Net Interest Margin                                          3.64%                 3.64%                 3.60%                 3.73%


RATE/VOLUME ANALYSIS

The impact of changes in volume and interest rates on net interest income for the three and six months ended June 30, 2001 is illustrated in the following table:

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000.

                                                                                     Increase (Decrease) in Net Interest
 Income                                                                 Net Change              Due To Rate            Due To Volume
                                                                        ----------              -----------            -------------
Interest Income                                                          $116,511                 $ 11,534                $104,977

Interest Expense                                                           55,141                   20,696                  34,445
                                                                         --------                 --------                --------
Net Interest Income                                                      $ 61,370                 $ (9,162)               $ 70,532
                                                                         --------                 --------                --------



Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000.

                                                                                    Increase (Decrease) in Net Interest
 Income                                                                 Net Change              Due To Rate            Due To Volume
                                                                        ----------              -----------            -------------
Interest Income                                                          $411,107                $  79,235                $331,872
Interest Expense                                                          317,385                  155,256                 162,129
                                                                         --------                ---------                --------
Net Interest Income                                                      $ 93,722                $ (76,021)               $169,743
                                                                         --------                ---------                --------

Interest rates on the Bank's earning assets and interest bearing liabilities were generally lower for the three months and six months ended June 30, 2001 compared to the three months and six months ended June 30, 2000. Average earning assets increased 6.1% and 8.3%, respectively to $118,769,282 for the three months ended June 30, 2001 from $111,943,582 for the three months ended June 30, 2000 and to $117,716,545 for the six months ended June 30, 2001 from $108,740,194 for the six months ended June 30, 2000. However, interest bearing liabilities increased 5.0% and 7.7%, respectively to $100,638,903 for the three months ended June 30, 2001 compared to $95,837,614 for the three months ended June 30, 2000 and to $99,803,236 for the six months ended June 30, 2001 compared to $92,672,896 for the six months ended June 30, 2000.

OPERATING RESULTS

Net income for the three months ended June 30, 2001, was $331,927 compared to $275,121 for the three months ended June 30, 2000. The increase of $56,806 reflects an increase in mortgage underwriting and loan servicing fee income. Mortgage underwriting fees - Secondary market and loan service fee income increased $88,718 to $145,168 for the three months ended June 30, 2001, compared to $56,450 for the three months ended June 30, 2000. This increase is primarily due to the Company originating $10,348,384 of loans sold to the secondary market and collecting service fee income on $32,712,143 of loans previously sold to the market. The increase in net interest income of $61,370 for the three months ended June 30, 2001, compared to the three months ended June 30, 2000 is discussed in "Net Interest Income" and "Rate/Volume Analysis" elsewhere in this report.

Total operating expenses increased $52,344 or 5.6% from $929,842 for the three months ended June 30, 2000 to $982,186 for the three months ended June 30, 2001. Salaries and related benefits increased $49,462 or 9.3% to $582,421 for the three months ended June 30, 2001 compared to $532,959 for the three months ended June 30, 2000. An increase in performance based compensation accounted for the majority of the increase. Net occupancy expense increased $1,808 or 3.1% to $60,268 for the three months ended June 30, 2001 compared to $58,460 for the three months ended June 30, 2000. Equipment rentals, depreciation, and maintenance for the three months ended June 30, 2001 decreased $9,851 or 10.9% to $80,171 compared to $90,022 for the three months ended June 30, 2000. Finally, other operating expenses for the three months ended June 30, 2001 increased $2,199 or 1.1% to $208,293 from $206,094 for the three months ended June 30, 2000.

Net income for the six months ended June 30, 2001, was $672,895 compared to $546,422 for the six months ended June 30, 2000. The increase of $126,473 reflects an increase in mortgage servicing rights and fee income. The increase in net interest income of $93,722 for the six months ended June 30, 2001, compared to the three months ended June 30, 2000 is discussed in "Net Interest Income" and "Rate/Volume Analysis" elsewhere in this report.

Total operating expenses increased a $92,412 or 5.1% from $1,814,942 for the six months ended June 30, 2000 to $1,907,354 for the six months ended June 30, 2001. Salaries and related benefits increased $87,331 or 8.4% to $1,121,259 for the six months ended June 30, 2001 compared to $1,033,928 for the six months ended June 30, 2000. Higher performance based compensation account for the increase. Net occupancy expense increased $8,419 or 6.9% to $130,380 for the six months ended June 30, 2001 compared to $121,961 for the six months ended June 30, 2000. Equipment rentals, depreciation, and maintenance for the six months ended June 30, 2001 decreased $13,644 or 7.6% to $166,826 compared to $180,470 for the six months ended June 30, 2000. Other operating expenses for the six months ended June 30, 2001 decreased $4,782 or -1.2% to $390,387 from $395,169 for the six months ended June 30, 2000.

ALLOWANCE FOR LOAN LOSSES

The amount charged to the provision for loan losses by the Bank is based on management's evaluation as to the amounts required to maintain an allowance adequate to provide for potential losses inherent in the loan portfolio. The level of this allowance is dependent upon the total amount of past due and non-performing loans, general economic conditions and management's assessment of potential losses based upon internal credit evaluations of the loan portfolio and particular loans. Management allocated the allowance based on an assigned risk factor for each category of loans and adjusting the allocation by potential losses of individual loans. Loans are entirely to borrowers in Northeast Wisconsin with the exception of purchased loans.

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

At June 30, 2001 the Company had $926,000 in loans past due 90 days or more that were still accruing interest as compared to $107,000 for June 30, 2000. The loans were adequately secured to allow for the repayment of both the principal and interest due. At June 30, 2001 and June 30, 2000 the Company did not have any loans that met the definition of "Troubled Debt Restructuring". In addition there was one loan for $150,000 considered impaired under SFAS Nos 114 & 118 as of June 30, 2001. No loans were considered to be impaired as of June 30, 2000. The Bank had $787,000 of non-accrual loans at June 30, 2001 and $399,000 of non-accrual loans at June 30, 2000.

During the three months ended June 30, 2001, $45,000 was charged to the provision for loan losses compared to $39,000 for the three months ended June 30, 2000. At June 30, 2001 the allowance was $1,149,000 or 1.18% of total loans. This compares to an allowance of $1,022,000 or 1.12% of total loans as of June 30, 2000. For the three months ended June 30, 2001 the Bank had net recoveries of $5,000 compared to net charge-offs of $6,000 for the three months ended June 30, 2000. For the six months ended June 30, 2001 the Bank had net charge-offs of $1,000 compared to net recoveries of $48,000 for the six months ended June 30, 2000.

The following table summarizes loan charge-offs and recoveries by type of loan for the three months ended June 30, 2001 and 2000:

            LOAN TYPE                                                   JUNE 30, 2001                        JUNE 30, 2000
            ---------                                                   -------------                        -------------
                                                               Charge-Off           Recovery           Charge-Off           Recovery
                                                               ----------           --------           ----------           --------
Real Estate                                                      $    0              $    0              $     0             $    0
Commercial and Industrial                                             0                   0                    0                  0
Agricultural                                                          0               1,000                    0                  0
Consumer                                                          2,000               6,000               12,000              6,000
                                                                 ------              ------              -------             ------
TOTALS                                                           $2,000              $7,000              $12,000             $6,000
                                                                 ------              ------              -------             ------

The following table summarizes loan charge-offs and recoveries by type of loan for the six months ended June 30, 2000 and 1999:

            LOAN TYPE                                                   JUNE 30, 2001                        JUNE 30, 2000
            ---------                                                   -------------                        -------------
                                                               Charge-Off           Recovery           Charge-Off           Recovery
                                                               ----------           --------           ----------           --------
Real Estate                                                      $    0              $    0              $     0            $     0
Commercial and Industrial                                             0                   0                    0             32,000
Agricultural                                                          0               1,000                    0             25,000
Consumer                                                          9,000               7,000               22,000             13,000
                                                                 ------              ------              -------            -------
TOTALS                                                           $9,000              $8,000              $22,000            $70,000
                                                                 ------              ------              -------            -------


The Bank has allocated its allowance for loan losses at the end of each period presented as follows:

                                                                      June 30, 2001                             June 30, 2000
                                                                      -------------                             -------------
                                                                                        % of                                 % of
Balance at End of Period Applicable to:                                               loans to                             loans to
---------------------------------------                                                 total                                total
                                                                   Amount               Loans               Amount           Loans
                                                                   ------               -----               ------           -----
Commercial and agricultural                                      $  685,750                58%            $  651,048             56%
Real Estate-construction                                             57,796                 6%                85,486              9%
Real Estate-mortgage                                                 91,794                20%                90,396             20%
Consumer                                                            194,312                16%               145,085             15%
                                                                 ----------               ----            ----------            ----

Total Domestic                                                    1,029,652               100%               972,015            100%
                                                                                          ----                                  ----
Specific Loan Allocation                                             25,000
Unallocated                                                          94,589                                   50,397
                                                                 ----------                               ----------
TOTALS                                                           $1,149,241               100%            $1,022,412            100%
                                                                 ----------                               ----------


LIQUIDITY AND INTEREST RATE SENSITIVITY

The Company must maintain an adequate liquidity position in order to respond to the short-term demand for funds caused by withdrawals from deposit accounts, extensions of credit and for the payment of operating expenses. Maintaining this position of adequate liquidity is accomplished through the management of a combination of liquid assets; those which can be converted into cash and access to additional sources of funds. Primary liquid assets of the Company are cash and due from banks, interest bearing deposits, federal funds sold, investments held as "available for sale" and maturing loans. Federal funds purchased and loans from the Federal Home Loan Bank system represent the Company's primary source of immediate liquidity and were maintained at a level to meet immediate needs. Federal Funds Sold averaged approximately $3,889,209 and $1,888,330 for the three months ended June 30, 2001 and 2000, respectively. Maturities in the Company's loan and investment portfolios are monitored regularly to avoid matching short-term deposits with long-term loans and investments. Other assets and liabilities are also monitored to provide the proper balance between liquidity, safety, and profitability. This monitoring process must be continuous due to the constant flow of cash that is inherent in a financial institution.

The Company actively manages its interest rate sensitive assets and liabilities to reduce the impact of interest rate fluctuations. In addition, the Bank monitors the interest rates paid on certificates of deposit as advertised by its competitors and strives to pay competitive interest rates to retain and attract certificates of deposit. Should competitive pressures dictate, the Bank may have to increase rates paid to retain the certificates of deposit that mature in the next year and any increase in interest rates paid on certificates of deposit may reduce future Company earnings. The Bank also monitors the assets and liabilities that reprice each month to determine the impact on future earnings from anticipated repricings. At June 30, 2001 the Company's rate sensitive liabilities exceed rate sensitive assets due within one year by $7,619,000.

As part of managing liquidity, the Company monitors its loan to deposit ratio on a daily basis. At June 30, 2001 the ratio was 87.5% which is within the Company's acceptable range.

The Company experienced an increase in cash and cash equivalents, its primary source of liquidity, of $2,928,882 for the six months ended June 30, 2001. The primary source of cash flow for the six months ended June 30, 2001 was cash provided by financing activities of $3,852,058 which consisted of an increase in deposits of $3,573,925 and an increase in short term borrowing of $379,804. Cash outflow for the three months ended June 30, 2001 was primarily an increase in loans of $2,660,472. The Company's management believes its liquidity sources are adequate to meet its operating needs and does not know of any trends, events or uncertainties that may result in a significant adverse effect on the Company's operations or liquidity position.

The following table illustrates the projected maturities and the repricing mechanisms of the major asset/liability categories of the Company as of June 30, 2001, based on certain assumptions. No prepayment rate assumptions have been made for the loan portfolio. Non-earning loans such as overdrafts, non-accrual loans and loans in process are not included in the table below. Maturities and repricing dates for investments have been projected by applying the assumptions set forth below to contractual maturities and repricing dates.


                                           1 Year or Less    1 - 5 Years      5 - 10 Years     After 10 Years
                                           --------------    -----------      ------------     --------------
Interest Earning Assets:
   Short Term Investments                   $ 5,416,000
   Investment Securities                    $ 3,239,000      $ 7,348,000      $ 5,729,000     $  2,147,000
   Loans
      Variable Rate                         $15,630,000
      Real Estate-Construction              $ 4,217,000      $   270,000
      Real Estate-Other                     $ 9,135,000      $15,409,000      $    81,000     $    627,000
      Commercial and Industrial             $12,361,000      $14,635,000      $   328,000     $      2,000
     Agricultural                           $ 4,805,000      $ 1,949,000                      $    445,000
      Consumer                              $ 2,959,000      $11,803,000      $   398,000     $    245,000
      Municipal                             $   100,000      $   453,000      $   628,000
   Other                                    $   460,000      $       -0-      $       -0-     $        -0-
                                            -----------      -----------      -----------     ------------


Total Interest Earning Assets               $58,322,000      $51,867,000       $7,164,000     $  3,466,000
                                            -----------      -----------      -----------     ------------

Interest Bearing Liabilities:
   Interest Bearing Demand                                                                    $  5,869,000
   Savings Deposits                         $ 7,165,000                                       $ 16,717,000
   Money Market Accounts                    $   944,000                                       $  2,203,000
   Certificates of Deposit                  $43,135,000      $ 8,216,000
   Jumbo CD's                               $12,218,000      $ 2,156,000
   Other                                    $ 2,479,000      $ 2,000,000              -0-              -0-
                                            -----------      -----------      -----------     ------------


Total Interest Bearing Liabilities          $65,941,000      $12,372,000              -0-     $ 24,789,000


Interest Sensitivity Gap per Period         $(7,619,000)     $39,495,000      $ 7,164,000     $(21,323,000)
                                            -----------      -----------      -----------     ------------

Cumulative Interest Sensitivity Gap         $(7,619,000)     $31,876,000      $39,040,000     $ 17,717,000
                                            -----------      -----------      -----------     ------------

Interest Sensitivity Gap as a
Percentage of Earning Assets                      (6.3%)            32.7%             5.9%           (17.7%)

Cumulative Sensitivity Gap as a
Percentage of Earning Assets                      (6.3%)            26.4%            32.3%            14.7%

                           PART II - OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders

            The annual meeting of Luxemburg Bancshares, Inc. was held on April 28, 2001. The following three directors were elected: John A. Slatky, Willard J. Marchant, and Donald E. Pritzel. John A. Slatky received 405,926 shares for, 3,030 against and 4,419 abstained. Willard J. Marchant received 405,194 shares for, 2,762 against and 4,419 abstained. Donald E. Pritzel 404,676 shares for, 4,280 against and 4,419 abstained.

Item 6.     Exhibits and reports on Form 8-K

            (a) Reports on Form 8-K

                During the quarter ended June 30, 2001, the registrant did not file any reports on Form 8-K.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                                 LUXEMBURG BANCSHARES, INC.
                                                 (Registrant)

/s/ John A. Slatky                                /s/ Sheri L. Knope
-------------------------------                  -----------------------------
John A. Slatky,                                  Sheri L. Knope,
President and Chief Executive Officer            Treasurer/CFO


Date  August 8, 2001                             Date  August 8, 2001
     --------------------------                       ------------------------