Form 10QSB
period 2001-09-30
LUXEMBURG BANCSHARES INC
filed 2001-11-13
CIK 1037265

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington. D. C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended September 30, 2001.
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from _______________ to _______________.

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

State the number of shares outstanding of each issuer's classes of common equity, as of October 31, 2001:
                        544,241 shares were outstanding.

Transitional Small Business Disclosure Format (check one): Yes  [ ]   No  [X]

                           LUXEMBURG BANCSHARES, INC.

                                      INDEX

                                                                                Page No.
                                                                                --------

      PART I - FINANCIAL INFORMATION

      Independent Accountant's Report                                                 3

      Consolidated Balance Sheets - September 30, 2001 and
      December 31, 2000                                                               4

      Consolidated Statements of Income - Three Months & Nine
      Months Ended September 30, 2001 and 2000                                        5

      Consolidated Condensed Statements of Changes
      in Stockholders' Equity - Nine Months Ended
      September 30, 2001 and 2000                                                     6

      Consolidated Statements of Cash Flow - Nine Months
      Ended September 30, 2001 and 2000                                               7

      Notes to Consolidated Financial Statements                                  8 - 9

      Management's Discussion and Analysis of
      Financial Condition and Results of Operations                             10 - 14

      PART II - OTHER INFORMATION

      Item 6 - Exhibits and Reports on Form 8-K                                      15

      SIGNATURES                                                                     15



                         PART I - FINANCIAL INFORMATION

                                 [WIPFLI LOGO]

                         INDEPENDENT ACCOUNTANT'S REPORT



Board of Directors and Stockholders
Luxemburg Bancshares, Inc.
Luxemburg, Wisconsin


We have reviewed the accompanying unaudited consolidated balance sheet of Luxemburg Bancshares, Inc. and Subsidiaries as of September 30, 2001, and the related unaudited consolidated statements of income, changes in stockholders' equity, and cash flows for the nine-month period then ended. These financial statements are the responsibility of the Company's management.

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


October 31, 2001
Green Bay, Wisconsin

                   LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS - (UNAUDITED)

                                     ASSETS


                                                                       September 30,        December 31,
                                                                            2001                2000

Cash and due from banks                                                     $ 4,802,590         $  4,151,822
Interest-bearing deposits                                                     2,004,382              497,328
Federal funds sold                                                            4,954,000            1,797,000
                                                                            -----------         ------------

     Cash and cash equivalents                                               11,760,972            6,446,150


Investment securities available for sale-Stated at fair value                17,815,859           19,222,546

Total loans                                                                 100,741,753           94,669,517
     Allowance for loan losses                                              (1,095,727)          (1,060,046)
                                                                            -----------         ------------

Net loans                                                                    99,646,026           93,609,471
Premises and equipment                                                        2,439,275            2,577,762
Other investments at cost                                                       515,254              434,635
Other assets                                                                  3,412,125            2,802,269
                                                                            -----------         ------------

TOTAL ASSETS                                                               $135,589,511         $125,092,833
                                                                           ------------         ------------


                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:

Non-interest-bearing deposits                                              $ 13,848,497         $ 13,919,970
Interest-bearing deposits                                                   102,355,334           93,724,921
                                                                           ------------         ------------

Total deposits                                                              116,203,831          107,644,891

Short-term borrowings                                                           434,792               99,530
Borrowed funds                                                                4,000,000            4,002,314
Other liabilities                                                             1,552,957            1,270,754
                                                                           ------------         ------------

Total liabilities                                                           122,191,580          113,017,489
                                                                           ------------         ------------

STOCKHOLDERS' EQUITY:

Common stock- $1.00 par value:
     Authorized - 2,400,000 shares,
     Issued - 571,225 shares in 2001 and 567,512 shares in 2000                 571,225              567,512
Capital surplus                                                               4,151,271            4,080,186
Retained earnings                                                             8,631,387            7,747,796
Accumulated other comprehensive income                                          388,207               24,009

Less - 26,984 shares of treasury
 common stock, at cost                                                        (344,159)            (344,159)
                                                                           ------------         ------------


     Total stockholders' equity                                              13,397,931           12,075,344
                                                                           ------------         ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $135,589,511         $125,092,833
                                                                           ------------         ------------


          See accompanying notes to consolidated financial statements.

                  LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF INCOME - (UNAUDITED)





                                                       Three Months Ended September 30,           Nine Months Ended September 30,

                                                            2001                2000                2001                 2000
                                                            ----                ----                ----                 ----

   INTEREST INCOME:

   Interest and fees on loans                            $2,059,325          $2,094,249           $6,183,615           $5,868,841
   Interest on investment securities:
        Taxable                                             129,154             160,920              426,464              488,603
        Tax-exempt                                          106,429              95,753              315,408              283,110
   Other interest and dividend income                        74,282              26,159              214,355               96,072
                                                        -----------          ----------           ----------           ----------

        Total interest income                             2,369,190           2,377,081            7,139,842            6,736,626
                                                        -----------          ----------           ----------           ----------

   INTEREST EXPENSE:

   Deposits                                               1,186,004           1,288,326            3,727,127            3,566,539
   Short-term borrowings                                     27,523              57,159               90,707              128,373
   Borrowed funds                                            32,724              14,412               96,285               15,468
                                                        -----------          ----------           ----------           ----------

        Total interest expense                            1,246,251           1,359,897            3,914,119            3,710,380
                                                        -----------          ----------           ----------           ----------

   Net interest income                                    1,122,939           1,017,184            3,225,723            3,026,246
   Provision for loan losses                                 50,000              39,000              140,000              117,000
                                                        -----------          ----------           ----------           ----------

   Net interest income after provision for credit
   losses                                                 1,072,939             978,184            3,085,723            2,909,246
                                                        -----------          ----------           ----------           ----------

   OTHER INCOME:

   Service charges on deposit accounts                       82,556              65,656              219,161              173,204
   Mortgage underwriting fees - Secondary market             78,956              27,210              291,337               93,656
   Loan servicing fee income                                 29,276              10,652              108,441               38,335
   Other operating income                                   236,334             223,931              651,203              627,271
                                                        -----------          ----------           ----------           ----------

        Total other income                                  427,122             327,449            1,270,142              932,466
                                                        -----------          ----------           ----------           ----------

   OPERATING EXPENSES:

   Salaries and related benefits                            585,357             519,528            1,706,616            1,553,456
   Net occupancy expense                                     62,894              62,516              193,274              184,477
   Equipment rentals, depreciation, and maintenance          82,050              91,181              248,876              271,651
   Data processing                                           51,699              41,843              150,201              125,257
   Other operating expenses                                 208,276             202,074              598,663              597,243
                                                        -----------          ----------           ----------           ----------

        Total operating expenses                            990,276             917,142            2,897,630            2,732,084
                                                        -----------          ----------           ----------           ----------

   Income before provision for income taxes                 509,785             388,491            1,458,235            1,109,628
   Provision for income taxes                               124,933              95,671              400,488              270,385
                                                        -----------          ----------           ----------           ----------

   Net income                                           $   384,852          $  292,820           $1,057,747           $  839,243
                                                        -----------          ----------           ----------           ----------

   Basic and diluted earnings per common share                $0.71               $0.54                $1.94                $1.55
                                                        -----------          ----------           ----------           ----------


          See accompanying notes to consolidated financial statements.

                   LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED STATEMENTS OF
                         CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)



                                                                  Nine Months Ended                Nine Months Ended
                                                                  September 30, 2001              September 30, 2000

                                                                Shares      Equity Total        Shares       Equity Total
                                                                ------      ------------        ------       ------------


Balance - Beginning of period                                   567,512      $12,075,344         564,016      $10,739,847
                                                                -------      -----------         -------      -----------

Issuance of common stock                                          3,713      $    74,799           3,496      $    70,221
                                                                  -----      -----------           -----      -----------


Comprehensive income:
   Net Income                                                                $ 1,057,747                      $   839,243
                                                                             -----------                      -----------
   Other comprehensive income - Change in net
   unrealized gain on securities available for sale                              364,198                          175,494
                                                                                 -------                          -------


Total comprehensive income                                                     1,421,945                        1,014,737
                                                                               ---------                        ---------

Dividends Paid                                                                   174,157                          151,348


Balance - End of period                                         571,225      $13,397,931         567,512      $11,673,457
                                                                -------      -----------         -------      -----------
































          See accompanying notes to consolidated financial statements.

                   LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)


                                                                            Nine Months        Nine Months
                                                                          Ended September    Ended September
                                                                              30, 2001           30, 2000

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                                  $ 1,057,747            $ 839,243
                                                                            -----------            ---------
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                               251,106              265,748
    Accretion of discounts on securities                                      ( 14,197)            ( 14,611)
    Amortization of premiums on securities                                        5,320                5,732
    Stock dividend on other investments at cost                                (16,519)                    0
    Provision for loan losses                                                   140,000              117,000
    Gain on sale of other real estate                                                 0             (38,145)
    Gain on sale of premises and equipment                                            0                (299)
    Change in other operating assets                                          (238,756)               21,054
    Change in other operating liabilities                                        79,808            (143,713)
                                                                            -----------         ------------

      Total adjustments                                                         206,762              212,766
                                                                            -----------         ------------

Net cash provided by operating activities                                     1,264,509            1,052,009
                                                                            -----------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from maturities of securities available for sale                 2,660,282            1,406,524
    Purchase of securities available for sale                                 (678,125)          (1,364,386)
    Net increase in loans                                                   (6,176,555)         (13,823,858)
    Purchase of additional life insurance                                     (371,100)             (56,229)
    Proceeds from sale of other real estate                                           0              131,940
    Proceeds for the sale of premise and equipment                                    0                  299
    Capital expenditures                                                      (112,619)            (101,321)
    Purchase of other Investments at cost                                      (64,100)             (10,300)
                                                                            -----------         ------------

Net cash used in investing activities                                       (4,742,217)         (13,817,331)
                                                                            -----------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase in deposits                                                  8,558,940            9,613,630
    Net increase in short-term borrowings                                       335,262            3,981,760
    Principal payments on borrowed funds                                        (2,314)            (948,292)
    Director and Employee Stock Purchase Plans                                   74,799               70,221
    Dividends Paid                                                            (174,157)            (151,348)
                                                                            -----------         ------------

Net cash provided by financing activities                                     8,792,530           12,565,971
                                                                            -----------         ------------

Net increase in cash and cash equivalents                                     5,314,822            (199,351)
Cash and cash equivalents at beginning                                        6,446,150            4,516,131
                                                                            -----------         ------------

Cash and cash equivalents at end                                            $11,760,972         $  4,316,780
                                                                            -----------         ------------

Supplemental information:

Cash paid during the period for:
    Interest                                                                $ 4,050,578         $  3,683,421
    Income taxes                                                            $   296,823         $    287,698
    Loan transferred to Other Real Estate                                             0         $     93,799


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

Earnings per common share are based upon the weighted average number of common shares outstanding. The weighted average number of shares outstanding was 543,882 and 540,375 for the nine month period ending September 30, 2001 and 2000, respectively. The basic and diluted earnings per share are the same for 2001 and 2000.

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


                                                                         Notional Amount
                                                                         ---------------
                                                           September 30, 2001          December 31, 2000
                                                           ------------------          -----------------

Commitments to extend credit                                  $10,956,000                 $4,560,000
Credit card arrangements                                       1,170,000                   1,513,000
Standby letters of credit                                       471,000                     473,000


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

                   LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 3: ACCOUNTING CHANGES

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 supersedes Accounting Principles Board (APB) Opinion No. 16, "Business Combinations", and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." SFAS No. 141 requires the use of the purchase method of accounting for business combinations initiated after September 30, 2001. SFAS No. 142 supersedes APB Opinion No. 17, "Intangible Assets." SFAS No. 142 addresses how intangible assets acquired outside of a business combination should be accounted for upon acquisition and how goodwill and other intangible assets should be accounted for after they have been initially recognized. SFAS No. 142 eliminates the amortization for goodwill and other intangible assets with indefinite lives. Other intangible assets with a finite life will be amortized over their useful life. Goodwill and other intangible assets with indefinite useful lives shall be tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset may be impaired. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Corporation's adoption of SFAS No. 142 on January 1, 2002 is not anticipated to have a material impact on the consolidated financial statements as of the date of adoption.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS
                   LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES


SELECTED QUARTERLY FINANCIAL DATA
                                                     Three Months Ended                   Nine Months Ended
                                                        September 30,                        September 30,
                                                        -------------                        -------------
                                                     2001            2000                2001            2000
                                                     ----            ----                ----            ----

Net Earnings                                     $     384,852    $    292,820           1,057,747    $    839,243
Average Consolidated Balance Sheet Items:
   Loans                                            96,951,622      92,456,632          94,203,567      88,115,828
   Taxable Investment Securities                     8,706,218      10,386,768           9,465,078      10,531,141
   Fed Funds Sold                                    5,014,929         310,076           3,654,772       1,060,427
   Municipal Loans & Investments                    10,488,486       9,850,709          10,310,758       9,609,851
   Other Earning Assets                              2,245,091       1,033,694           1,980,498         941,329
                                                 -------------    ------------         -----------    ------------
      Total Earning Assets                         123,406,346     114,037,879         119,614,673     110,258,576
   Total Assets                                    132,186,884     121,255,732         127,997,173     117,513,447
   Deposits                                        113,287,186     104,873,887         109,554,621     102,816,716
   Shareholders' Equity                             13,175,780      11,537,732          12,831,050      10,768,428

Key Ratios:
   Average Equity to Average Total Assets                9.97%           9.52%              10.02%           9.16%
   Return on Average Total Assets                        1.17%           0.97%               1.10%           0.95%
   Return on Average Equity                             11.72%          10.15%              11.02%          10.39%
   Net Interest Margin                                   3.61%           3.58%               3.61%           3.67%


NET INTEREST INCOME

Net interest income, the principle source of earnings, is the amount by which interest generated by earning assets exceeds the interest costs of liabilities obtained to fund them. As shown below, net interest income has increased $105,755 or 10.40% to $1,122,939 for the three months ended September 30, 2001, from $1,017,184 for the three months ended September 30, 2000. Net interest income has increased $199,477 or 6.6% to $3,225,723 for the nine months ended September 30, 2001, from $3,026,246 for the nine months ended September 30, 2000. The net interest income has increased due to Bank growth. The increase in net interest income is weaker for the nine months ended September 30, 2001, than for the nine months ended September 30, 2000 due to loan interest rates declining faster than deposit interest rates.



                                                       Three Months Ended             Nine Months Ended
                                                         September 30,                  September 30,
                                                         -------------                  -------------
                                                       2001            2000           2001           2000
                                                       ----            ----           ----           ----

Interest Income                                     $2,369,190      $2,377,081     $7,139,842     $6,736,626
Interest Expense                                     1,246,251       1,359,897      3,914,119      3,710,380
                                                    ----------      ----------     ----------     ----------
Net Interest Income                                 $1,122,939      $1,017,184     $3,225,723     $3,026,246
                                                    ----------      ----------     ----------     ----------

Net Interest Margin                                      3.61%           3.58%          3.61%          3.67%


RATE/VOLUME ANALYSIS

The impact of changes in volume and interest rates on net interest income for the three and nine months ended September 30, 2001 is illustrated in the following table:

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000. Increase (Decrease) in Net Interest Income.


                                                        Net Change        Due To Rate          Due To Volume
                                                        ----------        -----------          -------------

Interest Income                                         $  (7,891)        $(148,366)              $ 140,475
Interest Expense                                         (113,646)         (177,950)                 64,304
                                                        ----------        ----------              ---------
Net Interest Income                                     $  105,755        $   29,584              $  76,171
                                                        ----------        ----------              ---------



Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000. Increase (Decrease) in Net Interest Income.



                                                        Net Change        Due To Rate          Due To Volume
                                                        ----------        -----------          -------------

Interest Income                                         $  403,216         $ (86,442)             $ 489,658
Interest Expense                                           203,739           (33,770)               237,509
                                                        ----------         ----------             ---------
Net Interest Income                                     $  199,477         $ (52,672)             $ 252,149
                                                        ----------         ----------             ---------


Interest rates on the Bank's earning assets and interest bearing liabilities were generally lower for the three months and nine months ended September 30, 2001 compared to the three months and nine months ended September 30, 2000. Average earning assets increased 8.2% and 8.5%, respectively to $123,406,346 for the three months ended September 30, 2001 from $114,037,879 for the three months ended September 30, 2000 and to $119,614,673 for the nine months ended September 30, 2001 from $110,258,576 for the nine months ended September 30, 2000. However, interest bearing liabilities increased 7.4% and 7.8%, respectively to $104,604,180 for the three months ended September 30, 2001 compared to $97,422,397 for the three months ended September 30, 2000 and to $101,403,551 for the nine months ended September 30, 2001 compared to $94,036,481 for the nine months ended September 30, 2000.

OPERATING RESULTS

Net income for the three months ended September 30, 2001, was $384,852 compared to $292,820 for the three months ended September 30, 2000. The increase of $92,032 reflects an increase in mortgage underwriting and loan servicing fee income. Mortgage underwriting fees - Secondary market and loan service fee income increased $70,370 to $108,232 for the three months ended September 30, 2001, compared to $37,862 for the three months ended September 30, 2000. This increase is primarily due to the Company originating $9,264,188 of loans sold to the secondary market and collecting service fee income on $41,976,331 of loans sold to the secondary market. The increase in net interest income of $105,755 for the three months ended September 30, 2001, compared to the three months ended September 30, 2000 is discussed in "Net Interest Income" and "Rate/Volume Analysis" elsewhere in this report.

Total operating expenses increased $73,134 or 8.0% from $917,142 for the three months ended September 30, 2000 to $990,276 for the three months ended September 30, 2001. Salaries and related benefits increased $65,829 or 12.7% to $585,357 for the three months ended September 30, 2001 compared to $519,528 for the three months ended September 30, 2000. An increase in performance based compensation accounted for the majority of the increase. Equipment rentals, depreciation, and maintenance for the three months ended September 30, 2001 decreased $9,131 or 10.0% to $82,050 compared to $91,181 for the three months ended September 30, 2000. Finally, other operating expenses for the three months ended September 30, 2001 increased $6,202 or 3.1% to $208,276 from $202,074 for the three months ended September 30, 2000.

Net income for the nine months ended September 30, 2001, was $1,057,747 compared to $839,243 for the nine months ended September 30, 2000. The increase of $218,504 reflects an increase in mortgage servicing rights and fee income. The increase in net interest income of $199,477 for the nine months ended September 30, 2001, compared to the nine months ended September 30, 2000 is discussed in "Net Interest Income" and "Rate/Volume Analysis" elsewhere in this report.

Total operating expenses increased a $165,546 or 6.1% from $2,732,084 for the nine months ended September 30, 2000 to $2,897,630 for the nine months ended September 30, 2001. Salaries and related benefits increased $153,160 or 9.9% to $1,706,616 for the nine months ended September 30, 2001 compared to $1,553,456 for the nine months ended September 30, 2000. Higher performance based compensation accounts for the increase. Net occupancy expense increased $8,797 or 4.8% to $193,274 for the nine months ended September 30, 2001 compared to $184,477 for the nine months ended September 30, 2000. Equipment rentals, depreciation, and maintenance for the nine months ended September 30, 2001 decreased $22,775 or 8.4% to $248,876 compared to $271,651 for the nine months ended September 30, 2000. Other operating expenses for the nine months ended September 30, 2001 increased $1,420 or .2% to $598,663 from $597,243 for the nine months ended September 30, 2000.

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

At September 30, 2001 the Company had $948,000 in loans past due 90 days or more that were still accruing interest as compared to $948,000 for September 30, 2000. The loans were adequately secured to allow for the repayment of both the principal and interest due. At September 30, 2001 and September 30, 2000 the Company did not have any loans that met the definition of "Troubled Debt Restructuring". In addition there was one loan for $75,000 considered impaired under SFAS Nos 114 & 118 as of September 30, 2001. This loan was subsequently charged to the allowance for loan losses in October, 2001. No loans were considered to be impaired as of September 30, 2000. The Bank had $661,430 of non-accrual loans at September 30, 2001 and $364,000 of non-accrual loans at September 30, 2000.

During the three months ended September 30, 2001, $50,000 was charged to the provision for loan losses compared to $39,000 for the three months ended September 30, 2000. At September 30, 2001 the allowance was $1,095,727 or 1.09% of total loans. This compares to an allowance of $1,068,000 or 1.11% of total loans as of September 30, 2000. For the three months ended September 30, 2001 the Bank had net charge-offs of $103,000 compared to net recoveries of $7,000 for the three months ended September 30, 2000. For the nine months ended September 30, 2001 the Bank had net charge-offs of $104,000 compared to net recoveries of $56,000 for the nine months ended September 30, 2000.

The following table summarizes loan charge-offs and recoveries by type of loan for the three months ended September 30, 2001 and 2000:


            LOAN TYPE                       SEPTEMBER 30, 2001                   SEPTEMBER 30, 2000
            ---------                       ------------------                   ------------------
                                       Charge-Off         Recovery          Charge-Off          Recovery
                                       ----------         --------          ----------          --------

Real Estate                             $      0          $      0            $     0            $     0
Commercial and Industrial                 75,000                 0                  0                  0
Agricultural                                   0             1,000                  0              1,000
Consumer                                  29,000                 0              2,000              8,000
                                        --------          --------            -------            -------

TOTALS                                  $104,000          $  1,000            $ 2,000            $ 9,000
                                        --------          --------            -------            -------

The following table summarizes loan charge-offs and recoveries by type of loan for the nine months ended September 30, 2001 and 2000:


            LOAN TYPE                       SEPTEMBER 30, 2001                   SEPTEMBER 30, 2000
            ---------                       ------------------                   ------------------
                                       Charge-Off         Recovery          Charge-Off          Recovery
                                       ----------         --------          ----------          --------

Real Estate                             $       0         $      0           $        0          $      0
Commercial and Industrial                  75,000                0                    0            33,000
Agricultural                                    0            2,000                    0            26,000
Consumer                                   39,000            8,000               24,000            21,000
                                        ---------         --------           ----------          --------

TOTALS                                  $ 114,000         $ 10,000           $   24,000          $ 80,000
                                        ---------         --------           ----------          --------


The Bank has allocated its allowance for loan losses at the end of each period presented as follows:



                                                        September 30, 2001               September 30, 2000
                                                        ------------------               ------------------
                                                                        % of                          % of
                                                                       loans to                      loans to
Balance at End of Period Applicable to:                                 total                         total
---------------------------------------                 Amount          Loans         Amount          Loans
                                                        ------          -----         ------          -----


Commercial and agricultural                             $   800,403        59%           $639,618        55%
Real Estate-construction                                     61,853         6%             89,070         9%
Real Estate-mortgage                                         90,144        19%             95,766        21%
Consumer                                                    176,665        16%            169,454        15%
                                                        -----------      -----       ------------     ------

Total Domestic                                            1,129,065       100%            993,908       100%
                                                                         -----                        ------

Specific Loan Allocation
Unallocated                                                (33,338)                        74,225
                                                           --------                        ------

TOTALS                                                  $ 1,095,727       100%        $ 1,068,133       100%
                                                        -----------                   -----------




LIQUIDITY AND INTEREST RATE SENSITIVITY

The Company must maintain an adequate liquidity position in order to respond to the short-term demand for funds caused by withdrawals from deposit accounts, extensions of credit and for the payment of operating expenses. Maintaining this position of adequate liquidity is accomplished through the management of a combination of liquid assets; those which can be converted into cash and access to additional sources of funds. Primary liquid assets of the Company are cash and due from banks, interest bearing deposits, federal funds sold, investments held as "available for sale" and maturing loans. Federal funds purchased and loans from the Federal Home Loan Bank system represent the Company's primary source of immediate liquidity and were maintained at a level to meet immediate needs. Federal Funds Sold averaged approximately $5,014,929 and $310,076 for the three months ended September 30, 2001 and 2000, respectively. Maturities in the Company's loan and investment portfolios are monitored regularly to avoid matching short-term deposits with long-term loans and investments. Other assets and liabilities are also monitored to provide the proper balance between liquidity, safety, and profitability. This monitoring process must be continuous due to the constant flow of cash that is inherent in a financial institution.

The Company actively manages its interest rate sensitive assets and liabilities to reduce the impact of interest rate fluctuations. In addition, the Bank monitors the interest rates paid on certificates of deposit as advertised by its competitors and strives to pay competitive interest rates to retain and attract certificates of deposit. Should competitive pressures dictate, the Bank may have to increase rates paid to retain the certificates of deposit that mature in the next year and any increase in interest rates paid on certificates of deposit may reduce future Company earnings. The Bank also monitors the assets and liabilities that reprice each month to determine the impact on future earnings from anticipated repricings. At September 30, 2001 the Company's rate sensitive liabilities exceed rate sensitive assets due within one year by $3,965,000.

As part of managing liquidity, the Company monitors its loan to deposit ratio on a daily basis. At September 30, 2001 the ratio was 86.7% which is within the Company's acceptable range.

The Company experienced an increase in cash and cash equivalents, its primary source of liquidity, of $5,314,822 for the nine months ended September 30, 2001. The primary source of cash flow for the nine months ended September 30, 2001 was cash provided by financing activities of $8,792,530 which consisted of an increase in deposits of $8,558,940 and an increase in short term borrowing of $335,262. Cash outflow for the three months ended September 30, 2001 was primarily an increase in loans of $6,176,555. The Company's management believes its liquidity sources are adequate to meet its operating needs and does not know of any trends, events or uncertainties that may result in a significant adverse effect on the Company's operations or liquidity position.

The following table illustrates the projected maturities and the repricing mechanisms of the major asset/liability categories of the Company as of September 30, 2001, based on certain assumptions. No prepayment rate assumptions have been made for the loan portfolio. Non-earning loans such as overdrafts, non-accrual loans and loans in process are not included in the table below. Maturities and repricing dates for investments have been projected by applying the assumptions set forth below to contractual maturities and repricing dates.






                                         1 Year or Less    1 - 5 Years     5 - 10 Years     After 10 Years
                                         --------------    -----------     ------------     --------------

Interest Earning Assets:
   Short Term Investments                    $ 6,958,000
   Investment Securities                     $ 2,723,000    $  7,075,000       $5,819,000     $   2,199,000
   Loans
      Variable Rate                          $15,746,000
      Real Estate-Construction               $ 5,511,000         674,000
      Real Estate-Other                      $11,366,000    $ 12,076,000       $   78,000     $     455,000
      Commercial and Industrial              $13,718,000    $ 14,735,000       $  386,000     $       2,000
     Agricultural                            $ 3,843,000    $  2,269,000       $  506,000     $   1,298,000

      Consumer                               $ 3,017,000    $ 12,483,000       $  369,000     $     225,000
      Municipal                              $   294,000    $    496,000       $  548,000
   Other                                     $   515,000    $        -0-       $      -0-     $         -0-
                                             -----------    ------------       ----------     -------------

Total Interest Earning Assets                $63,691,000    $ 49,808,000       $7,706,000     $   4,179,000
                                             -----------    ------------       ----------     -------------


Interest Bearing Liabilities:
   Interest Bearing Demand                                                                    $   6,970,000
   Savings Deposits                         $  7,380,000                                      $  17,220,000
   Money Market Accounts                    $    978,000                                      $   2,282,000
   CD's                                     $ 44,861,000     $ 8,545,000
   Jumbo CD's                               $ 12,002,000     $ 2,118,000
   Other                                    $  2,435,000     $ 2,000,000              -0-               -0-
                                            ------------    ------------       ----------     -------------




Total Interest Bearing Liabilities          $ 67,656,000     $12,663,000              -0-     $  26,472,000
                                            ------------    ------------       -----------    -------------


Interest Sensitivity Gap per Period         $ (3,965,000)    $37,145,000      $ 7,706,000     $ (22,293,000)
                                            ------------     -----------      -----------     -------------

Cumulative Interest Sensitivity Gap         $ (3,965,000)    $33,180,000      $40,886,000     $  18,593,000
                                            ------------     -----------      -----------     -------------

Interest Sensitivity Gap as a
Percentage of Earning Assets                       (3.2%)          29.6%             6.2%            (17.8%)

Cumulative Sensitivity Gap as a
Percentage of Earning Assets                       (3.2%)          26.5%            32.6%             14.8%


                           PART II - OTHER INFORMATION

Item 6.     Exhibits and reports on Form 8-K


           (a) Reports on Form 8-K

               During the quarter ended September 30, 2001, the registrant did not file any reports on Form 8-K.


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



                                                              LUXEMBURG BANCSHARES, INC.
                                                              --------------------------
                                                              (Registrant)
                                                              ------------


/s/ John A. Slatky                                       /s/ Sheri L. Knope
---------------------------------------                  --------------------------------------
John A. Slatky,                                                    Sheri L. Knope,
President and Chief Executive Officer                              Treasurer/CFO


Date November 12, 2001                                        Date November 12, 2001
     ------------------------------                                ----------------------------
