Form 10KSB
period 2001-12-31
LUXEMBURG BANCSHARES INC
filed 2002-03-25
CIK 1037265

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-KSB

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

Check if there is no disclosure of delinquent filers in response to Item 405 of regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

       Issuer's revenues for the year ended December 31, 2001. $11,457,290


The aggregate market value (determined using the book value per share) of common stock held by non-affiliates of the registrant as of March 8, 2002 was
                                  $10,705,718

     The number of shares outstanding of the registrant's common stock as of
                           March 8, 2002 was 548,573

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement dated MARCH 26, 2002 TO BE DELIVERED
   TO SHAREHOLDERS IN CONNECTION WITH THE ANNUAL MEETING OF SHAREHOLDERS TO BE
         HELD APRIL 27, 2002 are incorporated byreference into Part III.

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

         As of December 31, 2001, the Company had total consolidated assets of $139.4 million and total stockholders' equity of $13.5 million.

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

         The Bank provides a full range of consumer and commercial banking services to individuals, businesses and farms. The basic services offered include: demand deposit accounts, money market deposit accounts, NOW accounts, time deposits, safe deposit services, credit cards, direct deposits, notary services, money orders, night depository, travelers' checks, cashier's checks, savings bonds, secured and unsecured consumer, commercial and real estate loans and stand-by letters of credit. The Bank offers automated teller machine cards through the TYME and Cirrus ATM networks. In addition, the Bank purchased the financial planning and alternative investment marketing of Total Financial Concepts in January 1996. The Financial Resource Center, a division of the Bank, provides financial planning, estate planning and retirement planning services and to market mutual funds, annuities, life insurance products, Individual Retirement Accounts (IRAs) and other pension programs.

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

         The Bank's business plan is based on being a strong, established, locally owned bank providing financial services to its local communities. The Bank's main office and three branch offices are located in western Kewaunee County, serving approximately 25% of the county's 20,187 population. The Bank also serves a small portion of southern Door County from these locations. The Bank serves eastern Brown County with these locations and an office in the Green Bay, Wisconsin market. The Bank targets the individual and small business customers within these markets and emphasizes the advantages of local ownership, (i.e., responsive local loan decisions and community involvement).

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

LUXEMBURG INVESTMENT CORPORATION

         Luxemburg Investment Corporation ("Investment Corporation") is a wholly-owned subsidiary of the Bank. Luxemburg Investment Corporation is a Nevada corporation, the business of which is to hold, invest and reinvest a portion of the investment portfolio of the Bank. See "INVESTMENTS".

LENDING ACTIVITIES

         The Bank offers a range of lending services, including real estate, commercial, consumer and agriculture, to individuals, small business and other organizations that are located in or conduct a substantial portion of their business in the Bank's market area. The Bank's total loans as of December 31, 2001 were $103.2 million, or approximately 74% of total consolidated assets. In addition, the Bank services $61.4 million in consumer real estate loans sold to the Federal Home Loan Mortgage Corporation ("FHLMC") and the Federal Home Loan Bank ("FHLB"). Interest rates charged on loans vary with the degree of risk, maturity, and amount of the loan, and are further subject to competitive pressures, cost and availability of funds and government regulations.

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

         The Bank's real estate loans are secured by mortgages and consist primarily of loans to individuals for the purchase and improvement of real estate and for the purchase of residential lots and construction of single-family residential units. The Bank's residential real estate loans generally are repayable in monthly installments based on up to a thirty year amortization schedule. Qualifying loans with fixed terms of fifteen or thirty years are sold to FHLB.

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

         The Bank also provides services to support dairy farms in the rural areas of Kewaunee and southern Door counties. About eight (8%) percent of the Bank's loan portfolio, $7.8 million, is in agricultural loans (including agricultural real estate loans). The loans provide financing for real estate and personal property purchases, as well as operational lines of credit and production financing. The credit terms are typically similar to other commercial loans. The Bank will provide direct financing, as well as guaranteed financing, through Federal (FmHA) and State of Wisconsin (WHEDA) sponsored programs.

DEPOSIT ACTIVITIES

         Deposits are the major source of the Bank's funds for lending and other investment activities. The Bank considers the majority of its regular savings, investors choice, demand, NOW and money market deposit accounts to be core deposits. These accounts comprised approximately 45% of the Bank's total deposits at December 31, 2001. Approximately 55% of the Bank's deposits at December 31, 2001 were certificates of deposit. Generally, the Bank attempts to maintain the rates paid on its deposits at a competitive level. Deposits of $100,000 and over made up approximately 29% of the Bank's total deposits at December 31, 2001. The majority of the deposits of the Bank are generated from Kewaunee and Brown Counties. For additional information regarding the Bank's deposit accounts, see "Management's Discussion and Analysis or Plan of Operation
- Liquidity and Interest Rate Sensitivity" and Note 8 of Notes to Consolidated Financial Statements.

INVESTMENTS

         The Bank invests a portion of its assets in U.S. Treasury and U.S. Governmental agency obligations, FHLMC, FNMA and FHLB securities, state, county and municipal obligations, collateralized mortgage obligations ("CMO's") and federal funds sold. The investments are managed in relation to the loan demand and deposit growth and are generally used to provide for the investment of excess funds at reduced yields and risks relative to yields and risks of the loan portfolio, while providing liquidity to fund increases in loan demand or to offset fluctuations in deposits. The investments are held in Investment Corporation as well as in the Bank. The Bank portfolio is to provide for immediate liquidity needs and therefore maintains shorter term investments. The investment portfolio held by the Investment Corporation provides for greater investment yields and therefore maintains longer term investments. For further information regarding the Company's investment portfolio, see Note 3 of Notes to Consolidated Financial Statements.

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

         Federal law provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators' power depends on whether the institution in question is "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," or "critically undercapitalized." To be well capitalized under the regulatory framework, the Tier 1 capital ratio must meet or exceed 6%, the total capital ratio must meet or exceed 10% and the leverage ratio must meet or exceed 5%. At December 31, 2001, the most recent notification from the Federal Reserve, the Company was categorized as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Company's category. As of December 31, 2001, the Bank had a total risk-based capital ratio of 12.1%, a Tier I risk-based capital ratio of 11.1% and a leverage ratio of 8.7%. The Bank was deemed well capitalized as of December 31, 2001 and 2000.

         Current federal law provides that adequately capitalized and managed bank holding companies from any state may acquire banks and bank holding companies located in any other state, subject to certain conditions. Banks are permitted to create interstate branching networks in states that do not "opt out" of interstate branching.

         The laws and regulations to which the Company is subject are constantly under review by Congress, regulatory agencies and state legislatures. In 1999, Congress enacted the Gramm-Leach-Bliley Act ("the Act"), which eliminated certain barriers to and restrictions on affiliations between banks and securities firms, insurance companies and other financial services organizations. Among other things, the Act repealed certain Glass-Steagall Act restrictions on affiliations between banks and securities firms, and amended the BHCA to permit bank holding companies that qualify as "financial holding companies" to engage in a broad list of "financial activities," and any non-financial activity that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines is "complementary" to a financial activity and poses no substantial risk to the safety and soundness of depository institutions or the financial system. The Act treats various lending, insurance underwriting, insurance company portfolio investment, financial advisory, securities underwriting, dealing and market-making, and merchant banking activities as financial in nature for this purpose.

         Under the Act, a bank holding company may become certified as a financial holding company by filing a notice with the Federal Reserve Board, together with a certification that the bank holding company meets certain criteria, including capital, management, and Community Reinvestment Act requirements. The Company has determined not to become certified as a financial holding company at this time. The Company may reconsider this determination in the future.

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

COMPETITION

         The Bank's service area includes portions of Kewaunee, Brown and Door Counties. Kewaunee County, with a population of 20,187 residents, has five banks with eleven offices and one credit union with two offices. Brown County, with a population of approximately 226,778 residents, has fifteen banks with forty-seven offices, three saving banks with fourteen offices and twelve credit unions with seventeen offices. Door County, with a population of approximately 27,961 residents, has three banks with eleven offices, two savings banks with four offices and one credit union. In addition to the financial institutions, significant competition comes from security and brokerage firms, mortgage companies, insurance companies and other providers of financial services in the area. The Bank competes as a locally owned banking institution that responds quickly with personal service.

EMPLOYEES

         As of January 21, 2001, the Company employed 45 full-time employees and 13 part-time employees. The employees are not represented by a collective bargaining unit. The Company considers relations with employees to be good.

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

         The Bank opened its Bellevue Office (located at 1311 Bellevue Street, Green Bay, Wisconsin) during August 1989. The Bank owns its Bellevue Office.

         On April 17, 1996, the Bank opened its IGA office (located at 602 Center Street, Luxemburg). The Bank has executed a lease for this property expiring in 2006.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to the shareholders during the fourth quarter of 2001.


                      EXECUTIVE OFFICERS OF THE REGISTRANT

         Following are the persons who were the executive officers of Luxemburg Bancshares, Inc. as of December 31, 2001, their ages as of March 31, 2002, their current titles and positions held during the past five years:

         JOHN A. SLATKY, - Age 50. Mr. Slatky is President, Chief Executive Officer and a director of the Company and Vice Chairman of the Bank of Luxemburg. He commenced employment with the Bank in 1984 and has held various executive positions with the Company or the Bank since 1986. He was employed at the Kimberly State Bank (an Associated Bank) from 1974 through 1983. Mr. Slatky has been a director of the Company since 1987 and a director of the Bank since 1986.

         DAVID L. LUEBBERS, - Age 52. Mr. Luebbers, President and a Director at the Bank, has held numerous officers positions since 1989, most recently as Executive Vice President. Mr. Luebbers is responsible for overseeing all loan operations and managing the investment portfolio. Mr. Luebbers also serves as one of the Company's Vice Presidents. Mr. Luebbers has been a director of the Company and the Bank since 2000.

         SHERI L. KNOPE, CPA, CIA- Age 31. Mrs. Knope, Treasurer/CFO of the Company, has over six years of financial institution experience. Most recently, Mrs. Knope, was a Senior Accountant at Wipfli Ullrich Bertelson LLP where she was responsible for performing financial institution audits. She was employed at F&M Bank (Citizen's Bank) from 1994 to 1998. The Company has employed Mrs. Knope since March 5, 2001.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS.

         There is no established public trading market for the Common Stock and such trading activity, as it occurs, takes place in privately negotiated transactions.

         At February 14, 2002 there were approximately 775 shareholders of record of the Common Stock.

         The Company has paid the following cash dividends on its shares of Common Stock since 2000:

                  Year Ended December 31   Dividends Per Share
                  ----------------------   -------------------
                          2000                    $0.580
                          2001                    $0.670

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

         On January 18, 2001, the Company sold 2,788 shares of stock at $18.70 per share to employees of the Bank pursuant to the Company's 2001 Employee Stock Purchase Plan. The Plan is a qualified stock purchase plan under Section 423 of the Internal Revenue Code, and allows employees to purchase stock at 85% of fair market value. The offering was exempt from registration under the Securities Act of 1933 pursuant to Section 3(a)(11) of the Act and Rule 147 thereunder, because all employees are residents of the state of Wisconsin. Resales of the stock are restricted for nine months to residents of the state of Wisconsin.

         On February 8, 2001, the Company sold 925 shares of stock at $24.50 per share to five directors of the Company pursuant to the Company's 2001 Director Stock Purchase Plan. The offering was exempt from registration under the Securities Act of 1933, as amended, pursuant to Sections 3(a)(11) and 4(2) thereof, because the directors are residents of the state of Wisconsin.

         The number of shares and the price per share reflect the 2 for 1 stock split of May 15, 2000.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion and analysis of the Company relates to the years ended December 31, 2001 and 2000 and should be read in conjunction with the Company's consolidated financial statements and notes thereto included elsewhere herein.

RESULTS OF OPERATIONS

    YEAR ENDED DECEMBER 31, 2001 COMPARED TO THE YEAR ENDED DECEMBER 31, 2000

         The Company's results of operations depend primarily on the level of its net interest margin, its provision for credit losses, its non-interest income and its operating expenses. Net interest income depends on the volume of and rates associated with interest earning assets and interest bearing liabilities which results in the net interest margin. Net income increased $362,477 or 31.0% to $1,532,700 for the year ended December 31, 2001 from $1,170,223 for the year ended December 31, 2000. The growth of the Bank was due to increased net interest margin and the growth of non-interest income. The following table summarizes the Company's operating performance for the years specified.


                            Year Ended December 31,
                            -----------------------

                             2001          2000
                             ----          ----
Return on Assets             1.10%         0.94%
Return on Equity            11.36%         9.69%

         Net Interest Income. Net interest income increased $338,278 or 8.3% to $4,423,867 for the year ended December 31, 2001 from $4,085,589 for the year ended December 31, 2000. Total interest income increased $240,861 for the year ended December 31, 2001 to $9,416,921 from $9,176,060 for the year ended December 31, 2000. This increase is primarily the result of Bank growth as average earning assets increased by 8.6% for the year ended December 31, 2001 compared to the year ended December 31, 2000. The majority of the increase was in taxable loans which provides the greatest tax equivalent yield of all the Company's earning assets. The average interest rate on loans decreased during the year lowering the average yield on earning assets from 8.17% for the year ended December 31, 2000 to 7.72% for the year ended December 31, 2001.

         Total interest expense decreased $97,417 or -1.9% to $4,993,054 for the year ended December 31, 2001 from $5,090,471 for the year ended December 31, 2000. This decrease was due primarily to lower average rates paid on savings and other time deposits for the year ended December 31, 2001 compared to the year ended December 31, 2000. Total interest bearing liabilities averaged $102,731,098 for the year ended December 31, 2001 as compared to $95,175,597 for the year ended December 31, 2000. The average rate paid on savings accounts decreased to 3.13% for the year ended December 31, 2001 compared to 3.83% for the year ended December 31, 2000. The average rate paid on other time deposits decreased to 5.83% for the year ended December 31, 2001 compared to 6.11% for the year ended December 31, 2000. The average cost of interest bearing liabilities for the year ended December 31, 2001 was 4.86% compared to an average cost of interest bearing liabilities of 5.35% for the year ended December 31, 2000.

         The following table summarizes the maturities of time deposits of $100,000 or more as of December 31, 2001:

                      Certificates of Deposit of  Other Time Deposits of
 Time Until Maturity     $100,000 or More           $100,000 or More
 -------------------     ----------------           ----------------
3 months or less            $ 2,567,000                $   205,000
3 through 6 months            3,406,000                    329,000
6 through 12 months           5,703,000                          0
over 12 months                2,089,000                          0
                            -----------                -----------
Totals                      $13,765,000                $   534,000
                            -----------                -----------

         The following table details average balances, interest income/expense and average rates/yields for the Company's earning assets and interest bearing liabilities for the years ended December 31, 2001 and 2000. For purposes of the analysis below, any adjustments of interest income due to loans being placed on non-accrual status, the recovery of previously charged off past due interest or the return of a loan to full accrual status have been included in interest income on loans and have been included in the analysis of the reported yield on loans. The analysis below excludes any changes in the fair market value of investment securities available for sale. For purposes of the analysis below, the Company does not report yields and earnings on its tax-exempt investments and loans on a tax-equivalent basis.

                                Year End December 31, 2001        Year End December 31, 2000
                                --------------------------        --------------------------
                                           Interest  Average                 Interest    Average
                             Average       Income/    Yield/    Average      Income/     Yield/
                             Balance       Expense     Rate     Balance      Expense      Rate
                             -------       -------     ----     -------      -------      ----
ASSETS:
Interest Bearing:
   Loans                   $ 95,678,524  $8,107,417    8.47%   $89,964,246  $7,933,893    8.82%
   Taxable Investments
     and Mortgaged
     Backed Securities        9,168,325     548,169    5.98%    10,447,295     646,343    6.19%
   Fed Funds Sold             4,312,726     146,835    3.40%     1,016,030      62,604    6.16%
   Municipal Loans and
     Investments             10,345,065     484,215    4.68%     9,796,410     472,609    4.82%
   Other                      2,440,074     130,285    5.34%     1,107,068      60,611    5.47%
                           -----------   ----------            -----------  ----------
Total                       121,944,714   9,416,921    7.72%   112,331,049  $9,176,060    8.17%
CSV Life Insurance            1,321,964  ==========              1,311,739  ==========
Non-Earning Assets            7,443,182                          5,516,551
                           ------------                       ------------
TOTAL ASSETS               $130,709,860                       $119,159,339
                           ============                       ============
LIABILITIES:
Interest Bearing:
   Demand                    $5,723,507    $ 69,590    1.22%   $ 4,698,537    $ 70,295    1.50%
   Savings                   26,832,984     839,159    3.13%    23,086,137     884,337    3.83%
   Other Time Deposits       65,864,066   3,837,200    5.83%    64,176,713   3,920,436    6.11%
   Other                      4,310,541     247,105    5.73%     3,214,210     215,403    6.70%
                           ------------  ----------           ------------  ----------
Total                       102,731,098  $4,993,054    4.86%    95,175,597  $5,090,471    5.35%
Non-Interest-bearing                     ==========                         ==========
   Liabilities               13,540,799                        11,849,019
Other Liabilities             1,436,568                         1,073,926
                           ------------                       ------------
Total Liabilities           117,708,465                       108,098,542
Equity                       13,001,395                        11,060,797
                           ------------                       ------------
TOTAL LIABILITIES &
EQUITY                     $130,709,860                       $119,159,339
                           ============                       ============
Recap:
   Interest Income                       $9,416,921    7.72%                $9,176,060    8.17%
   Interest Expense                       4,993,054    4.86%                 5,090,471    5.35%
                                         ----------    ----                 ----------    ----
Net Interest Income/
   Spread                                $4,423,867    2.86%                $4,085,589    2.82%
                                         ==========                         ==========
Contribution of Non-
   Interest-Bearing Funds                              0.77%                              0.80%
                                                       ----                               ----
Net Interest Margin                                    3.63%                              3.62%
Ratio of Average                                       ====                               ====
   Interest-Earning
   Assets to Average
   Interest-Bearing                                  118.70%                            118.03%
   Liabilities

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

         Year ended December 31, 2001 compared to year ended December 31, 2000.

                                   Increase (Decrease) in Net Interest Income
                                 ----------------------------------------------
                                   Net               Due to             Due to
                                  Change              Rate              Volume
                                 --------          ---------           --------
Interest Earning Assets:
   Loans                         $173,524          $(304,626)          $478,150
   Taxable Investments and
      Mortgage Backed
      Securities                  (98,174)           (19,803)           (78,371)
   Fed Funds Sold                  84,231            (38,910)           123,141
   Municipal Loans and
      Investments                  11,606            (13,485)            25,091
   Other                           69,674             (1,374)            71,048
                                 --------          ---------           --------
   TOTAL                          240,861           (378,198)           619,059
                                 --------          ---------           --------
Interest Bearing Liabilities:
   Interest Bearing
      Demand                         (705)           (14,401)            13,696
   Savings                        (45,178)          (175,326)           130,148
   Other Time Deposits            (83,236)          (180,672)            97,436
   Other                           31,702            (33,916)            65,618
                                 --------          ---------           --------

   TOTAL                          (97,417)          (404,315)           306,898
                                 --------          ---------           --------
Net Change in Net
Interest Income                  $338,278            $26,117           $312,161
                                 ========          =========           ========

         Year ended December 31, 2000 compared to year ended December 31, 1999.

                               Increase (Decrease) in Net Interest Income
                               ------------------------------------------
                                  Net           Due to          Due to
                                 Change          Rate           Volume
                               ----------      ---------      ----------
Interest Earning Assets:
   Loans                       $1,858,175       $128,438      $1,729,737
   Taxable Investments and
      Mortgage Backed
      Securities                  (98,142)         7,623        (105,765)
   Fed Funds Sold                 (48,449)        27,480         (75,929)
   Municipal Loans and
      Investments                  35,496          9,433          26,063
   Other                           18,959          1,954          17,005
                               ----------      ---------      ----------
   TOTAL                        1,766,039        174,928       1,591,111
                               ----------      ---------      ----------
Interest Bearing Liabilities:
   Interest Bearing
      Demand                       (7,781)           530          (8,311)
   Savings                         66,950         91,694         (24,744)
   Other Time Deposits          1,182,746        362,505         820,241
   Other                          184,744         14,821         169,923
                               ----------      ---------      ----------

   TOTAL                        1,426,659        469,550         957,109
                               ----------      ---------      ----------

Net Change in Net
Interest Income                  $339,380      $(294,622)       $634,002
                               ==========      =========      ==========

         Provision for Loan Losses. The amount charged to the provision for loan losses by the Bank is based on management's evaluation as to the amounts required to maintain an allowance adequate to provide for potential losses inherent in the loan portfolio. The level of this allowance is dependent upon the total amount of past due and non-performing loans, general economic conditions and management's assessment of potential losses based upon internal credit evaluations of loan portfolios and particular loans. In 2001, management allocated the allowance based on an assigned risk factor for each category of loans and adjusting the allocation by the potential loss of individual loans. Specific factors considered by management in setting the allowance for loan losses consist of the following:

         -        Total loans outstanding.

         - The balance of the allowance for loan losses as a percent of total loans outstanding.

         - The allowance for loan losses as a percent of past due loans, classified loans and non-performing loans.

         -        The level of past due loans.

         -        Non-accrual loans.

         - The level of watch list loans which include past due loans, loans identified as potential problem loans, loans with inadequate collateral, work out loans and loans where a change in repayment ability has occurred due to death or divorce.

         The Bank places loans on non-accrual status, as discussed in Footnotes 1 and 4 of the Company's Consolidated Financial Statements, when the loan is past due as to the payment of interest and/or principal in excess of 90 days. The Bank also places loans on non-accrual status when it deems the collection of such interest unlikely. Loans are returned to full accrual status when the loan is brought current according to all terms of the loan agreement and all past due principal and interest is paid and the Bank deems its collateral position adequate to warrant a return to accrual status.

         At December 31, 2001 and 2000 the Company did not have any loans that meet the definition of troubled debt restructuring contained in SFAS No. 15. The Company had one loan considered to be impaired under SFAS Nos. 114 and 118 at December 31, 2000, and no loans considered to be impaired at December 31, 2001, as discussed in Footnote 4 of the Company's Consolidated Financial Statements. Loans past due 90 days or more that were still accruing interest totaled $26,000 at December 31, 2001. At December 31, 2000 loans past due 90 days or more that were still accruing interest totaled $1,161,000. Non-performing loans at December 31, 2001 were $637,000.

         During the year ended December 31, 2001, $300,000 was charged to the provision for loan losses compared to $156,000 for the year ended December 31, 2000. At December 31, 2001, the allowance was $1,103,000 or 1.07% of total loans. This compares to an allowance of $1,060,000 or 1.12% of total loans as of December 31, 2000. Net charge offs were $257,000 for the year ended December 31, 2001 as compared to a net recovery of $8,000 for the year ended December 31, 2000.

         The following table summarizes loan charge-offs and recoveries by type of loan for the years ended December 31, 2001 and 2000:

            LOAN TYPE           DECEMBER 31, 2001    DECEMBER 31, 2000
            ---------         --------------------  -------------------
                              Charge-Off  Recovery  Charge-Off  Recovery
                              ---------   --------  ---------  --------
Real Estate                          --         $0     $   --    $1,000
Commercial and Industrial       187,000     21,000     50,000    32,000
Agricultural                         --      3,000         --    26,000
Consumer                        102,000      8,000     24,000    23,000
                              ---------   --------  ---------  --------
TOTALS                        $ 289,000   $ 32,000  $  74,000  $ 82,000
                              =========   ========  =========  ========

         The Company had net charge offs to average total loans of 0.27% for the year ended December 31, 2001 and (0.008%) for the year ended December 31, 2000.

         The Bank has allocated its allowance for loan losses at the end of each period presented as follows:

 Balance at End of Period Applicable to:      December 31, 2001       December 31, 2000
 ---------------------------------------    --------------------  -------------------------
                                                        % of                       % of
                                                        Loans to                   Loans to
                                                        total                      total
                                              Amount    Loans        Amount        Loans
                                            ----------  --------  ------------     --------
Commercial and agricultural                 $  690,000     54%    $    640,000        48%
Real Estate-construction                       116,000     11%          81,000         7%
Real Estate-mortgage                           143,000     27%          95,000        36%
Consumer                                        78,000      8%         177,000         9%
                                            ----------    ---     ------------      ----
Total Domestic                               1,027,000    100%         993,000       100%

Specific loan allocation                             0                  25,000
Unallocated                                     76,000                  42,000
                                            ----------            ------------
TOTALS                                      $1,103,000    100%    $  1,060,000       100%
                                            ==========    ===     ============      ====

         Other Operating Income. Total other operating income for the year ended December 31, 2001, increased $779,638 or 61.8% to $2,040,369 from $1,260,731 for the year ended December 31, 2000. Loan fees from the sale and servicing of loans for the secondary mortgage market increased $623,193 or 334.7% to $809,407 for the year ended December 31, 2001 from $186,214 for the year ended December 31, 2000. The Company originated $57,496,140 of loans for the secondary market for the year ended December 31, 2001 compared to $6,278,801 for the year ended December 31, 2000. The loans serviced by the Company increased to $61,448,364 on December 31, 2001 from $30,739,986 on December 31, 2000. Service charges on deposit accounts increased $63,873 or 27.2% to $298,484 for the year ended December 31, 2001 from $234,611 on December 31, 2000. Other operating income increased $92,572 or 11.0% to $932,478 for the year ended December 31, 2001 from $839,906 for the year ended December 31, 2000. The primary reasons were increases in income from other loan service fees, other loan fees, card services, overdraft and non-sufficient fund service fees, and check printing fees.

         Operating Expenses. Total operating expenses for the year ended December 31, 2001 increased $357,248 or 9.8% to $3,992,351 from $3,635,103 for the year ended December 31, 2000. Salaries and related benefits increased $355,587 or 17.1% to $2,432,074 for the year ended December 31, 2001 from $2,076,487 for the year ended December 31, 2000. This increase is primarily due to wage increases, higher performance based bonuses, and higher costs for employee benefit programs. Occupancy expenses for the year ended December 31, 2001 increased $19,761 or 8.2% to $259,850 from $240,089 for the year ended December 31, 2000. Equipment rentals, depreciation and maintenance decreased $93,086 or -2.6% to $263,511 for the year ended December 31, 2001 from $356,597 for the year ended December 31, 2000. This decrease is primarily due to a reduction in depreciation repairs and maintenance contracts. Data processing expenses increased $36,265 or 21.7% to $203,162 for the year ended December 31, 2001 from $166,897 for the year ended December 31, 2000. Other operating expenses increased $38,721 or 4.9% to $833,754 for the year ended December 31, 2001 from $795,033 for the year ended December 31, 2000. This increase results from additional expenses associated with professional fees, advertising, telephone expenses, card service expenses, and charity scholarship expenses.

         Dividends and Equity Capital. The Company paid its shareholders dividends of $364,641 or $0.67 per share for the year ended December 31, 2001 and $313,507 or $0.58 per share for the year ended December 31, 2000. The following table summarizes the Company's dividend pay out ratio and average capital position for the years specified.


                                         Year Ended December 31,
                                         -----------------------
                                          2001            2000
                                          ----            ----
        Dividend Payout Ratio            23.79%           26.79%
        Equity to Assets Ratio            9.95%            9.28%

LIQUIDITY AND INTEREST RATE SENSITIVITY

         The Company must maintain an adequate liquidity position in order to respond to the short-term demand for funds caused by withdrawals from deposit accounts, extensions of credit and for the payment of operating expenses. Maintaining this position of adequate liquidity is accomplished through the management of liquid assets, those which can be converted into cash and access to additional sources of funds. Liquid assets of the Company are cash and due from banks, federal funds sold, investments held as "available for sale" and maturing loans. Deposits, federal funds purchased and loans from the Federal Home Loan Bank system represent the Company's primary source of immediate liquidity. The Company's liquidity was maintained at a level sufficient to meet immediate needs. Federal funds sold averaged approximately $4,313,000 and $1,016,000 for the years ended December 31, 2001 and 2000, respectively. Maturities in the Company's loan and investment portfolios are monitored regularly to avoid matching short-term deposits and long-term loans and investments. Other assets and liabilities are also monitored to provide the proper balance between liquidity, safety, and profitability. This monitoring process must be continuous due to the constant flow of cash which is inherent in a financial institution.

         The Company actively manages its interest rate sensitive assets and liabilities to reduce the impact of interest rate fluctuations. In addition, the Bank monitors the interest rates paid on certificates of deposit as advertised by its competitors and endeavors to pay competitive interest rates to retain and attract certificates of deposit. Should competitive pressures dictate, the Bank may have to increase rates paid to retain the certificates of deposit that mature in the next year and any increase in interest rates paid on certificates of deposit may reduce future Company earnings. The Bank also monitors the assets and liabilities that reprice each month to determine the impact on future earnings due to anticipated repricings. At December 31, 2001, the Company's rate sensitive liabilities exceed rate sensitive assets due within one year by $ 2,580,000.

         As part of managing liquidity, the Company monitors its loan to deposit ratio on a daily basis. At December 31, 2001 the ratio was 85.2% which is within the Company's acceptable range. The Company also monitors the levels of assets and liabilities that reprice with changes in the prime rate. At December 31, 2001, the Bank had net repriceable prime rate sensitive assets of $17,148,000. The Bank's repriceable "Tied to Prime" certificates of deposit, which have a 4.0 % floor and 8.0% ceiling, totaled $2,915,000 at December 31, 2001.

         The Company experienced an increase in cash and cash equivalents, its primary source of liquidity, of $7,446,293 during 2001. The primary sources of cash flow for 2001 were a net increase in deposits of $12,664,252, proceeds from maturities of securities available for sale of $3,416,812, and the Company's cash flow from operations of $1,166,758. Cash flow from financing activities as well as from investing activity were used to fund loan growth of $8,183,181. The Company's management believes its liquidity sources are adequate to meet its operating needs and does not know of any trends, events or uncertainties that may result in a significant adverse effect on the Company's liquidity position.

         The following table illustrates the projected maturities and the repricing mechanisms of the major asset/liability categories of the Company as of December 31, 2001, based on certain assumptions. No prepayment assumptions have been made for the loan portfolio. Non-earning loans such as overdrafts, non-accrual loans and loans in process are not included in the table below. Maturities and repricing dates for investments have been projected by applying the classifications set forth below to contractual maturities and repricing dates. The Bank's variable rate loans consist primarily of commercial loans which reprice with changes in the prime rate and are generally written for a 1 year term.

                                        1 Year or Less       1 - 5 Years      5 - 10 Years      After 10 Years
                                        --------------       -----------      ------------      --------------
Interest Earning Assets:
   Short Term Investments                $  7,521,000        $        --       $        --       $         --
   Investment Securities                    2,222,000          6,845,000         5,576,000          2,116,000
   Loans:
      Variable Rate                        17,148,000                 --                --                 --
      Real Estate-Construction              5,709,000            672,000                --                 --
      Real Estate-Other                     9,825,000         12,794,000           119,000          1,171,000
      Commercial and Industrial            15,350,000         14,450,000           444,000              2,000
      Agricultural                          3,682,000          2,262,000           496,000          1,282,000
      Consumer                              2,518,000         12,917,000           320,000            181,000
      Municipal                                15,000            403,000           877,000                 --
                                         ------------        -----------       -----------       ------------

Total Loans                                54,247,000         43,498,000         2,256,000          2,636,000
                                         ------------        -----------       -----------       ------------
   Other                                      520,000                 --                --                 --

                                         ------------        -----------       -----------       ------------
Total Interest Earning Assets              64,510,000         50,343,000         7,832,000          4,752,000
                                         ------------        -----------       -----------       ------------

Interest Bearing Liabilities:
   Interest Bearing Demand                         --                 --                --          6,453,000
   Savings Deposits                         8,544,000                 --                --         19,935,000
   Money Market Accounts                    1,017,000                 --                --          2,374,000
   Certificates of Deposit                 43,329,000          8,253,000                --                 --
   Jumbo CD's                              12,154,000          2,145,000                --                 --
   Other                                    2,046,000          2,000,000                --                 --
                                         ------------        -----------       -----------       ------------
Total Interest Bearing Liabilities         67,090,000         12,398,000                 0         28,762,000
                                         ------------        -----------       -----------       ------------

Interest Sensitivity Gap per Period      $ (2,580,000)       $37,945,000       $ 7,832,000       ($24,010,000)
                                         ============        ===========       ===========       ============

Cumulative Interest Sensitivity Gap      $ (2,580,000)       $35,365,000       $43,197,000       $ 19,187,000
                                         ============        ===========       ===========       ============

Interest Sensitivity Gap as a
Percentage of Earning Assets                    (2.02%)            29.78%             6.15%            (18.84%)

Cumulative Sensitivity Gap as a
Percentage of Earning Assets                    (2.02%)            27.75%            33.90%             15.06%

         The Company does not have any security concentrations exceeding 10% of stockholder's equity that are required to be disclosed.

         CAPITAL RESOURCES

         The Company's primary source of capital since commencing operations has been from issuance of common stock and retained operating profit. The Company does not have any long term debt facility arrangements at December 31, 2001. Capital for the Bank is above regulatory requirements at December 31, 2001. Pertinent capital ratios for the Bank as of December 31, 2001 are as follows:

                                                          Minimum
                                         Actual         Requirements
                                         ------         ------------
Tier 1 Risk-Based Capital Ratio           11.1%            4.0%
Total Risk-Based Capital Ratio            12.1%            8.0%
Leverage Ratio                             8.7%            4.0%

         Dividends from the Bank to the Company may not exceed the undivided profits of the Bank (included in consolidated retained earnings) without prior approval of a federal regulatory agency. The Bank paid $264,750 and $113,400 in dividends to the Company for the years ended December 31, 2001 and 2000, respectively. At December 31, 2001 the Bank could have paid the Company approximately $2,795,000 of additional dividends without prior regulatory approval. In addition, Federal banking laws limit the amount of loans the Bank may make to the Company, subject to certain collateral requirements. No loans were made by the Bank to the Company during 2001 or 2000.

         The Company evaluates its tax position and the relative tax equivalent yield of various alternative investments and reviews the yield curve in making its investment decisions. The Company has increased its municipal loan and investment position based on this evaluation from an average investment of $9,796,410 in 2000 to $10,345,065 in 2001.

ITEM 7. FINANCIAL STATEMENTS.




                                                      LUXEMBURG BANCSHARES, INC.
                                                                AND SUBSIDIARIES
                                                            Luxemburg, Wisconsin


                                               CONSOLIDATED FINANCIAL STATEMENTS
                                          Years Ended December 31, 2001 and 2000

                              [WIPFLI LETTERHEAD]



                          INDEPENDENT AUDITOR'S REPORT


Board of Directors
Luxemburg Bancshares, Inc.
Luxemburg, Wisconsin


We have audited the accompanying consolidated balance sheets of Luxemburg Bancshares, Inc. and Subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Luxemburg Bancshares, Inc. and Subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.



Wipfli Ullrich Bertelson LLP


February 8, 2002
Green Bay, Wisconsin

                                     LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES

                                                     CONSOLIDATED BALANCE SHEETS
                                                      December 31, 2001 and 2000

                                    ASSETS                                                 2001                2000
                                    ------                                                 ----                ----
Cash and due from banks                                                               $   6,371,932       $   4,151,822
Interest-bearing deposits                                                                 5,086,511             497,328
Federal funds sold                                                                        2,434,000           1,797,000
                                                                                      -------------       -------------

   Cash and cash equivalents                                                             13,892,443           6,446,150

Investment securities available for sale, at fair value                                  16,759,568          19,222,546
Loans held for sale                                                                         785,545                   0

Total loans receivable                                                                  102,450,409          94,669,517
   Allowance for loan losses                                                             (1,102,757)         (1,060,046)
                                                                                      -------------       -------------

Net loans receivable                                                                    101,347,652          93,609,471
Premises and equipment                                                                    2,469,394           2,577,762
Other investments at cost                                                                   520,454             434,635
Other assets                                                                              3,612,355           2,802,269
                                                                                      -------------       -------------

TOTAL ASSETS                                                                          $ 139,387,411       $ 125,092,833
                                                                                      =============       =============

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------
Liabilities:
   Non-interest-bearing deposits                                                      $  16,104,869       $  13,919,970
   Interest-bearing deposits                                                            104,204,274          93,724,921
                                                                                      -------------       -------------
   Total deposits                                                                       120,309,143         107,644,891
   Short-term borrowings                                                                     46,201              99,530
   Borrowed funds                                                                         4,000,000           4,002,314
   Other liabilities                                                                      1,542,353           1,270,754
                                                                                      -------------       -------------

     Total liabilities                                                                  125,897,697         113,017,489
                                                                                      -------------       -------------

Stockholders' equity:
   Preferred stock - $0.01 par value:
     Authorized - 400,000 shares, no shares outstanding
   Common stock - $1.00 par value:
     Authorized - 2,400,000 shares
     Issued - 571,225 shares in 2001 and 567,512 shares in 2000                             571,225             567,512
   Capital surplus                                                                        4,151,271           4,080,186
   Retained earnings                                                                      8,915,855           7,747,796
   Accumulated other comprehensive income                                                   195,522              24,009
   Treasury stock at cost - 26,984 shares in 2001 and 2000                                 (344,159)           (344,159)
                                                                                      -------------       -------------
     Total stockholders' equity                                                          13,489,714          12,075,344
                                                                                      -------------       -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $ 139,387,411       $ 125,092,833
                                                                                      =============       =============


          See accompanying notes to consolidated financial statements.

                                     LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES

                                               CONSOLIDATED STATEMENTS OF INCOME
                                          Years Ended December 31, 2001 and 2000

                                                            2001            2000
                                                            ----            ----
Interest income:
   Interest and fees on loans                            $8,172,781      $8,024,086
   Interest on investment securities:
     Taxable                                                548,169         646,343
     Tax-exempt                                             418,851         382,416
   Other interest and dividend income                       277,120         123,215
                                                         ----------      ----------

     Total interest income                                9,416,921       9,176,060
                                                         ----------      ----------

Interest expense:
   Deposits                                               4,745,949       4,875,068
   Short-term borrowings                                    117,829         165,469
   Borrowed funds and capital lease obligation              129,276          49,934
                                                         ----------      ----------

     Total interest expense                               4,993,054       5,090,471
                                                         ----------      ----------

Net interest income                                       4,423,867       4,085,589
Provision for loan losses                                   300,000         156,000
                                                         ----------      ----------

Net interest income after provision for loan losses       4,123,867       3,929,589
                                                         ----------      ----------

Other income:
   Service charges on deposit accounts                      298,484         234,611
   Loan fees                                                290,786         135,240
   Mortgage underwriting fees - Secondary market            267,254          52,810
   Loan servicing fee income - Net                          542,153         133,404
   Commissions and managed fee income                       358,328         369,574
   Other operating income                                   283,364         335,092
                                                         ----------      ----------

     Total other income                                   2,040,369       1,260,731
                                                         ----------      ----------

Operating expenses:
   Salaries and related benefits                          2,432,074       2,076,487
   Net occupancy expense                                    259,850         240,089
   Equipment rentals, depreciation, and maintenance         263,511         356,597
   Data processing                                          203,162         166,897
   Other operating expenses                                 833,754         795,033
                                                         ----------      ----------

     Total operating expenses                             3,992,351       3,635,103
                                                         ----------      ----------

Income before provision for income taxes                  2,171,885       1,555,217
Provision for income taxes                                  639,185         384,994
                                                         ----------      ----------

Net income                                               $1,532,700      $1,170,223
                                                         ==========      ==========

Basic and diluted earnings per common share              $     2.82      $     2.16
                                                         ==========      ==========

          See accompanying notes to consolidated financial statements.

                                     LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                          Years Ended December 31, 2001 and 2000

                                                                                        ACCUMULATED
                                                                                          OTHER
                                       COMMON            CAPITAL          RETAINED     COMPREHENSIVE      TREASURY
                                        STOCK            SURPLUS          EARNINGS     INCOME (LOSS)       STOCK          TOTAL
                                        -----            -------          --------     -------------       -----          -----
Balance, January 1, 2000             $   564,016       $ 4,013,461       $6,891,080      ($384,551)      ($344,159)    $10,739,847

Issuance of common stock                   3,496            66,725                                                          70,221

Dividends paid ($.58 per share)                                            (313,507)                                      (313,507)

Comprehensive income:
   Net income                                                             1,170,223                                      1,170,223
   Other comprehensive income                                                              408,560                         408,560
                                                                                                                       -----------
   Total comprehensive income                                                                                            1,578,783
                                     -----------       -----------       ----------      ---------       ---------     -----------

Balance, December 31, 2000               567,512         4,080,186        7,747,796         24,009        (344,159)     12,075,344

Issuance of common stock                   3,713            71,085                                                          74,798

Dividends paid ($.67 per share)                                            (364,641)                                      (364,641)

Comprehensive income:
   Net income                                                             1,532,700                                      1,532,700
   Other comprehensive income                                                              171,513                         171,513
                                                                                                                       -----------
   Total comprehensive income                                                                                            1,704,213
                                     -----------       -----------       ----------      ---------       ---------     -----------

Balance, December 31, 2001           $   571,225       $ 4,151,271       $8,915,855      $ 195,522       ($344,159)    $13,489,714
                                     ===========       ===========       ==========      =========       =========     ===========

          See accompanying notes to consolidated financial statements.

                                     LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          Years Ended December 31, 2001 and 2000

                                                                                  2001               2000
                                                                                  ----               ----
Cash flows from operating activities:
   Net income                                                                 $  1,532,700       $  1,170,223
                                                                              ------------       ------------

   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and net amortization                                             250,597            344,301
     Provision for loan losses                                                     300,000            156,000
     Stock dividend on other investments at cost                                   (22,100)           (16,100)
     Proceeds from sales of loans held for sale                                 56,772,863          6,411,775
     Originations of loans held for sale                                       (57,496,140)        (6,278,801)
     (Gain) loss on sale of loans held for sale                                    (62,268)             7,026
     (Gain) loss on sale of assets - Net                                             2,429               (299)
     Gain on life insurance benefit                                                      0            (41,885)
     Change in operating assets                                                   (293,605)          (202,691)
     Change in operating liabilities                                               182,282             56,776
                                                                              ------------       ------------

       Total adjustments                                                          (365,942)           436,102
                                                                              ------------       ------------

Net cash provided by operating activities                                        1,166,758          1,606,325
                                                                              ------------       ------------

Cash flows from investing activities:
   Proceeds from maturities of securities available for sale                     3,416,812          1,767,015
   Purchase of securities available for sale                                      (678,125)        (2,079,210)
   Net increase in loans                                                        (8,183,181)       (12,435,214)
   Proceeds from life insurance benefit                                                  0            194,925
   Purchase of additional life insurance                                          (371,100)           (17,300)
   Proceeds from sale of assets                                                          0                299
   Capital expenditures                                                           (159,537)          (132,715)
   Purchase of other investments                                                   (64,100)           (99,985)
                                                                              ------------       ------------

Net cash used in investing activities                                           (6,039,231)       (12,802,185)
                                                                              ------------       ------------

Cash flows from financing activities:
   Net increase in deposits                                                     12,664,252         10,685,249
   Net decrease in short-term borrowings                                           (53,329)        (1,274,119)
   Proceeds from borrowed funds                                                  2,000,000          4,000,000
   Principal payments on borrowed funds and capital lease obligations           (2,002,314)           (41,965)
   Dividends paid                                                                 (364,641)          (313,507)
   Issuance of common stock                                                         74,798             70,221
                                                                              ------------       ------------

Net cash provided by financing activities                                       12,318,766         13,125,879
                                                                              ------------       ------------

Net increase in cash and cash equivalents                                        7,446,293          1,930,019
Cash and cash equivalents at beginning                                           6,446,150          4,516,131
                                                                              ------------       ------------

Cash and cash equivalents at end                                              $ 13,892,443       $  6,446,150
                                                                              ============       ============

SUPPLEMENTAL INFORMATION:

Cash paid during the year for:
   Interest                                                                   $  5,156,310       $  5,040,422
   Income taxes                                                                    538,500            467,410

NONCASH INVESTING AND FINANCING ACTIVITIES:
Loans transferred to foreclosed properties                                         145,000                  0

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

                                     LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

                  Allowance for Loan Losses - The allowance for loan losses includes specific allowances related to commercial loans which have been judged to be impaired. A loan is impaired when, based on current information, it is probable that the Company will not collect all amounts due in accordance with the contractual terms of the loan agreement. These specific allowances are based on discounted cash flows of expected future payments using the loan's initial effective interest rate or the fair value of the collateral if the loan is collateral dependent.

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

                  Foreclosed Properties - Foreclosed properties acquired by the Company through foreclosure or deed in lieu of foreclosure on loans for which the borrowers have defaulted as to the payment of principal and interest are initially recorded at the lower of the fair value of the asset, less the estimated costs to sell the asset, or the carrying value of the related loan balance. Costs relating to the development and improvement of the property are capitalized. Income and expenses incurred in connection with holding and operating the property are charged to expense. Valuations are periodically performed by management and third parties, and a charge to expense is taken for the excess of the carrying value of a property over its fair value less costs to sell.

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

                                     LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

                  Earnings per Share - All per share financial information and equity accounts have been adjusted to reflect the 2-1 stock split declared in April 2000. Earnings per common share are based upon the weighted average number of common shares outstanding. The weighted average number of shares outstanding was 543,973 in 2001 and 540,413 in 2000. The basic and diluted earnings per share computations are the same for 2001 and 2000.

                  Comprehensive Income - Comprehensive income consists of net income and other comprehensive income. Other comprehensive income (loss) includes unrealized gains and losses on securities available for sale, net of tax, which are recognized as a separate component of equity, accumulated other comprehensive income (loss).

                  Accounting Change - In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Contributions," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 supersedes Accounting Principles Board (APB) Opinion No. 16, "Business Combinations," and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." SFAS No. 141 requires the use of the purchase method of accounting for business combinations initiated after September 30, 2001. SFAS No. 142 supersedes APB Opinion No. 17, "Intangible Assets." SFAS No. 142 addresses how intangible assets acquired outside of a business combination should be accounted for upon acquisition and how goodwill and other intangible assets should be accounted for after they have been initially recognized. SFAS No. 142 eliminates the amortization for goodwill and other intangible assets with indefinite lives. Other intangible assets with a finite life will be amortized over their useful life. Goodwill and other intangible assets with indefinite useful lives shall be tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset may be impaired. SFAS No. 142 is effective in fiscal years beginning after December 15, 2001. The Company's adoption of SFAS No. 142 on January 1, 2002, did not have a material impact on the consolidated financial statements.

                  Reclassifications - Certain reclassifications have been made to the 2000 consolidated financial statements to conform to the 2001 classifications.

NOTE 2            RESTRICTIONS ON CASH AND CASH EQUIVALENTS

                  Cash and cash equivalents in the amount of $474,000 were restricted at December 31, 2001, to meet the reserve requirements of the Federal Reserve System.

                                     LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3            INVESTMENT SECURITIES

                  The amortized cost and estimated fair value of investment securities available for sale are as follows:

                                                         GROSS         GROSS
                                        AMORTIZED      UNREALIZED    UNREALIZED     ESTIMATED
                                          COST           GAINS         LOSSES       FAIR VALUE
                                          ----           -----         ------       ----------
DECEMBER 31, 2001

U.S. Treasury securities and
   obligations of U.S. government
   agencies and corporations           $ 1,145,944      $ 10,946      $      0      $ 1,156,890
Obligations of states and
   political subdivisions                8,614,653       173,737        39,032        8,749,358
Mortgage-related securities              6,444,701       126,832         7,092        6,564,441
Equity securities                          257,596        82,912        51,629          288,879
                                       -----------      --------      --------      -----------

Total                                  $16,462,894      $394,427      $ 97,753      $16,759,568
                                       ===========      ========      ========      ===========

DECEMBER 31, 2000

U.S. Treasury securities and
   obligations of U.S. government
   agencies and corporations           $ 2,649,017      $  7,324      $  4,926      $ 2,651,415
Obligations of states and
   political subdivisions                8,612,214       114,627        50,153        8,676,688
Mortgage-related securities              7,667,874        18,744        75,202        7,611,416
Equity securities                          257,596        33,441         8,010          283,027
                                       -----------      --------      --------      -----------

Total                                  $19,186,701      $174,136      $138,291      $19,222,546
                                       ===========      ========      ========      ===========

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

                                     LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3            INVESTMENT SECURITIES (Continued)

                  The amortized cost, estimated fair value, and weighted average yield of debt securities available for sale at December 31, 2001, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The weighted average yield is calculated using the amortized cost of the securities.

                                              AMORTIZED        ESTIMATED            WEIGHTED
                                                 COST          FAIR VALUE         AVERAGE YIELD
                                                 ----          ----------         -------------
Due in one year or less                     $    649,859      $    656,090              6.56%
Due after one year through five years          2,885,380         2,979,413              4.76%
Due after five years through ten years         4,102,443         4,154,076              4.86%
Due after ten years                            2,122,915         2,116,669              4.81%
                                            ------------      ------------         ---------

                                               9,760,597         9,906,248
Mortgage-related securities                    6,444,701         6,564,441              6.24%
                                            ------------      ------------         ---------

Total debt securities                       $ 16,205,298      $ 16,470,689              5.45%
                                            ============      ============         =========

There were no sales of investment securities during 2001 and 2000.

Investment securities with an amortized cost of $496,085 and estimated fair value of $500,800 were pledged to secure public deposits, short-term borrowings, and other purposes required by law as of December 31, 2001.

NOTE 4            LOANS

                  The composition of loans at December 31 follows:

                                   2001             2000
                                   ----             ----
Real estate:
   Construction                $ 11,585,432      $ 6,804,621
   Other                         27,911,522       34,038,006
Commercial and industrial        46,909,166       38,592,843
Agricultural                      8,286,203        6,858,193
Consumer                          7,758,086        8,375,854
                               ------------      -----------
Total loans                    $102,450,409      $94,669,517
                               ============      ===========

                  The aggregate amount of nonperforming loans was approximately $637,000 and $1,473,000 at December 31, 2001 and 2000,
                  respectively. Nonperforming loans are those which are contractually past due 90 days or more as to interest or principal payments, on a nonaccrual of interest status, or loans the terms of which have been renegotiated to provide a reduction or deferral of interest or principal. The interest income recorded and that which would have been recorded had nonaccrual and renegotiated loans been current, or not troubled, are not material to the consolidated financial statements for the years ended December 31, 2001 and 2000.

                                     LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4            LOANS (Continued)

                  Information regarding impaired loans as of December 31 follows:

                                                                           2001          2000
                                                                           ----          ----
As of December 31:
Impaired loans for which an allowance has been provided                  $      0      $150,000
Impaired loans for which no allowance has been provided                         0             0
Impairment reserve (included in allowance for loan losses)                      0        25,000

For the years ended December 31:
Average investment in impaired loans                                      113,425       199,008
Interest income that would have been recognized on an accrual basis        11,059        18,622
Cash-basis interest income recognized                                           0             0

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

                  Activity in such loans during 2001 is summarized below:

                  Loans outstanding, December 31, 2000      $ 3,172,207
                  New loans                                   2,079,770
                  Repayment                                  (1,800,029)
                                                            -----------
                  Loans outstanding, December 31, 2001      $ 3,451,948
                                                            ===========

                  An analysis of the allowance for loan losses for the years ended December 31 follows:

                                                2001              2000
Balance at beginning                        $ 1,060,046       $   895,952
Provision charged to operating expense          300,000           156,000
Recoveries on loans                              31,419            82,461
Loans charged off                              (288,708)          (74,367)
                                            -----------       -----------

Balance at end                              $ 1,102,757       $ 1,060,046
                                            ===========       ===========

                                     LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5            LOAN SERVICING

                  Mortgage loans of $61,448,364 and $30,739,986 as of December 31, 2001 and 2000, respectively, were serviced for others. These loans are not included in the accompanying consolidated balance sheets. Mortgage servicing rights are capitalized when the serviced loans are sold. This asset is amortized over the estimated period that servicing income is recognized. The following is an analysis of changes in mortgage servicing rights:

                                              2001            2000
                                              ----            ----
                  Balance, January 1        $ 174,189       $ 170,615
                  Capitalized amounts         536,629          62,984
                  Amortization               (105,318)        (59,410)
                                            ---------       ---------

                  Balance, December 31      $ 605,500       $ 174,189
                                            =========       =========

                  No impairment of mortgage servicing rights existed at December 31, 2001 or 2000; therefore, no valuation allowance was recorded.

                  The carrying value of the mortgage servicing rights is included with other assets and approximates fair market value at December 31, 2001 and 2000.

NOTE 6            PREMISES AND EQUIPMENT

                  Details of premises and equipment at December 31 follows:

                                        2001            2000
                                        ----            ----
Land                                 $  146,788      $  146,788
Buildings and improvements            2,514,247       2,482,079
Furniture and equipment               2,215,456       2,091,325
                                     ----------      ----------

Totals                                4,876,491       4,720,192
Less - Accumulated depreciation       2,407,097       2,142,430
                                     ----------      ----------

Net depreciated value                $2,469,394      $2,577,762
                                     ==========      ==========

                  Depreciation and amortization of premises and equipment charged to operating expense totaled $265,476 in 2001 and $356,672 in 2000.

                                     LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7            LEASE

                  In 2000, the Company entered into a lease for computer equipment. The computer lease, which expires in 2003, is classified as a capital lease.

                  Premises and equipment include the following amounts for the computer lease that has been capitalized:

                                                        2001         2000
                                                        ----         ----
                  Furniture and equipment              $78,098      $78,098
                  Less - Accumulated amortization       32,541        6,508
                                                       -------      -------
                  Totals                               $45,557      $71,590
                                                       =======      =======

                  Lease amortization is included in depreciation expense.

                  Future minimum payments, by year and in the aggregate, under the capital lease as of December 31, 2001, consist of the following:

                  2002                                             $ 26,382
                  2003                                               17,113
                                                                   --------

                  Total minimum lease payments                       43,495
                  Amount representing interest                       (2,891)
                                                                   --------

                  Present value of net minimum lease payments      $ 40,604
                                                                   ========

                  The carrying value of the capital lease obligation is included with other liabilities and approximates fair market value at December 31, 2001.

NOTE 8            DEPOSITS

The distribution of deposits at December 31 is as follows:

                                              2001              2000
                                              ----              ----
Non-interest-bearing demand deposits      $ 16,104,869      $ 13,919,970
Interest-bearing demand deposits             6,453,022         5,856,731
Savings deposits                            28,479,261        20,839,148
Money market deposits                        3,391,437         3,362,590
Time deposits                               65,880,554        63,666,452
                                          ------------      ------------

Total deposits                            $120,309,143      $107,644,891
                                          ============      ============

                  Time deposits of $100,000 or more were approximately $14,299,000 and $12,415,000 at December 31, 2001 and 2000,
                  respectively. Interest expense on time deposits of $100,000 or more was approximately $825,000 and $782,000 for the years ended December 31, 2001 and 2000, respectively.

                                     LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8            DEPOSITS (Continued)

                  At December 31, 2001, the scheduled maturities of time deposits are as follows:

                  2002            $52,350,035
                  2003             11,797,140
                  2004                920,706
                  2005                332,697
                  Thereafter          479,976
                                  -----------

                  Total           $65,880,554
                                  ===========

NOTE 9            SHORT-TERM BORROWINGS

                  Short-term borrowings consist of treasury tax and loan deposits and federal funds purchased of $46,201 and $99,530 at December 31, 2001 and 2000, respectively, which generally mature within 1 to 120 days from the transaction date.

NOTE 10           BORROWED FUNDS

                  Borrowed funds are summarized as follows at December 31:

                                                                  2001            2000
                                                                  ----            ----
FHLB advance, 6.56% due February 2001                          $        0      $2,000,000
FHLB advance, 6.28% due August 2003                             2,000,000       2,000,000
FHLB advance, 4.96% due February 2002                           2,000,000               0
8.0% note, payable at $2,408 per month including interest               0           2,314
                                                               ----------      ----------

Total borrowed funds                                           $4,000,000      $4,002,314
                                                               ==========      ==========

                  Federal Home Loan Bank (FHLB) advances are subject to a prepayment penalty if they are repaid prior to maturity. The FHLB advances are callable either six months or one year after origination and quarterly thereafter. The Company is required to maintain as collateral unencumbered first mortgage loans in its portfolio aggregating at least 167% of the amount of outstanding advances from the FHLB. The FHLB advances are also collateralized by $345,100 and $308,900 of FHLB stock owned by the Company and included in other investments at December 31, 2001 and 2000, respectively.

                                     LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11           INCOME TAXES

                  The provision for income taxes consists of the following:

                                         2001            2000
                                         ----            ----
Current tax expense:
   Federal                            $ 454,355       $ 410,068
   State                                 62,830          56,146
                                      ---------       ---------

     Total current                      517,185         466,214
                                      ---------       ---------

Deferred tax expense (credit):
   Federal                               98,323         (63,096)
   State                                 24,806         (16,244)
                                      ---------       ---------

     Total deferred                     123,129         (79,340)
                                      ---------       ---------

Change in valuation allowance            (1,129)         (1,880)
                                      ---------       ---------

Total provision for income taxes      $ 639,185       $ 384,994
                                      =========       =========

                  Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities net of a valuation allowance for deferred tax assets not likely to be realized. The major components of net deferred tax assets at December 31 are as follows:

                                                                         2001            2000
                                                                         ----            ----
Deferred tax assets:
   Allowance for loan losses                                          $ 329,315       $ 308,280
   Deferred compensation                                                242,870         204,154
   Intangible assets                                                     30,304          33,593
   Net operating loss carryovers                                         20,457          21,586
   Other                                                                 22,842           1,093
                                                                      ---------       ---------

     Total deferred tax assets                                          645,788         568,706
                                                                      ---------       ---------

Deferred tax liabilities:
   Depreciation                                                        (190,135)       (167,981)
   Accretion                                                            (17,775)        (17,520)
   Mortgage servicing rights                                           (237,441)        (68,306)
   Investments                                                          (14,980)         (6,313)
                                                                      ---------       ---------

     Total deferred tax liabilities                                    (460,331)       (260,120)
                                                                      ---------       ---------

Unrealized gain on investment securities available for sale            (101,152)        (11,836)
                                                                      ---------       ---------

Total valuation allowance recognized for net deferred tax assets        (20,457)        (21,586)
                                                                      ---------       ---------

Net deferred tax asset                                                $  63,848       $ 275,164
                                                                      =========       =========

                                     LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11           INCOME TAXES (Continued)

                  A summary of the source of differences between income taxes at the federal statutory rate and the provision for income taxes for the years ended December 31 follows:

                                                           2001                         2000
                                                           ----                         ----
                                                               % OF PRETAX                 % OF PRETAX
                                                    AMOUNT        INCOME       AMOUNT         INCOME
                                                    ------        ------       ------         ------
Tax expense at statutory rate                     $ 738,441         34.0     $ 528,774         34.0
Increase (decrease) in taxes resulting from:
   Tax-exempt interest                             (160,433)        (7.4)     (154,232)        (9.9)
   State income taxes - Net of federal tax           58,335          2.7        25,095          1.6
     benefit
   Cash surrender value of life insurance in
     excess of premiums                             (19,842)        (0.9)      (32,198)        (2.1)
   Other                                             22,684          1.0        17,555          1.1
                                                  ---------         ----     ---------         ----

Provision for income taxes                        $ 639,185         29.4     $ 384,994         24.7
                                                  =========         ====     =========         ====

                  The Company has state net operating loss carryforwards of approximately $392,000. The net operating losses began to expire in 2001.

NOTE 12           PROFIT SHARING PLAN

                  The Bank has a 401(k) profit sharing plan covering substantially all employees. The plan provides for discretionary contributions and matching contributions up to 8% of employee compensation; however, all contributions are at the discretion of the Board of Directors. Profit sharing expense for 2001 and 2000 was $77,804 and $65,543, respectively.

NOTE 13           DEFERRED COMPENSATION

                  The Company has a deferred compensation plan which permits directors to defer a portion of their compensation. The deferred compensation is accrued but unfunded, is distributable in cash after retirement, and amounted to $619,346 and $520,615 at December 31, 2001 and 2000,
                  respectively. The Company has insured the lives of the directors who participate in the deferred compensation plan to assist in the funding of the deferred compensation liability. The Company is the owner and beneficiary of the insurance policies. At December 31, 2001 and 2000, the cash surrender value of these policies was $1,620,951 and $1,188,504, respectively. The amount charged to operations for deferred compensation was $106,418 and $94,698 for the years ended December 31, 2001 and 2000, respectively.

NOTE 14           STOCK PURCHASE PLANS

                  The Company adopted two stock purchase plans in 1999, one for employees and one for nonemployee directors. Employees are given the opportunity to purchase shares at 85% of fair market value of the stock on the enrollment date or on the exercise date, whichever is lower. Nonemployee directors have the opportunity to purchase the shares at fair market value. A total of 3,000 shares per year were made available under the employee plan and a total of 10,000 aggregate shares were made available under the director plan. A total of 2,788 shares under the employee plan and 925 shares under the director plan were issued in 2001.

                                     LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 15           ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

                  Comprehensive income is shown in the consolidated statements of changes in stockholders' equity. The Company's accumulated other comprehensive income (loss) is comprised of the unrealized gain or loss on securities available for sale, net of tax. The following shows the activity in accumulated other comprehensive income (loss):

                                                                   2001            2000
                                                                   ----            ----
Accumulated other comprehensive income (loss) at beginning      $  24,009       ($384,551)
                                                                ---------       ---------

Activity:
   Unrealized gain on securities available for sale               260,829         621,156
   Tax impact                                                     (89,316)       (212,596)
                                                                ---------       ---------

Other comprehensive income                                        171,513         408,560
                                                                ---------       ---------

Accumulated other comprehensive income at end                   $ 195,522       $  24,009
                                                                =========       =========

NOTE 16           COMMITMENTS AND CONTINGENCIES

                  Stock Redemption Policy - Luxemburg Bancshares, Inc. adopted a stock redemption policy to assist in the establishment of a fair price for its shares. The Company can redeem stock up to 10% of stockholders' equity in any 12-month period without specific prior approval from the Federal Reserve Bank. At December 31, 2001, the redemption price was determined to be 100% of the book value of the stock. Thus the maximum commitment at December 31, 2001, would be $24.79 per share.

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

                                       NOTIONAL AMOUNT
                                       ---------------
                                     2001            2000
                                     ----            ----
Commitments to extend credit      $7,554,000      $4,560,000
Credit card arrangements           1,268,000       1,513,000
Standby letters of credit            573,000         473,000

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

                  At December 31, 2001, the Bank could have paid approximately $2,795,000 of additional dividends to the Company without prior regulatory approval. The payment of dividends is subject to the statutes governing state chartered banks and may be further limited because of the need for the Bank to maintain capital ratios satisfactory to applicable regulatory agencies.

                  The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory -- and possibly additional discretionary -- actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under

                                     LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 19           STOCKHOLDERS' EQUITY (Continued)

                  regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

                  Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. Management believes, as of December 31, 2001, that the Bank meets all capital adequacy requirements to which it is subject.

                  As of December 31, 2001, the most recent notification from the regulatory agencies categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios of 8.0%, 4.0%, and 4.0%, respectively. There are no conditions or events since that notification that management believes have changed the institution's category.

                  The Bank's actual and regulatory capital amounts and ratios are as follows:

                                                                                           TO BE WELL
                                                                                        CAPITALIZED UNDER
                                                                    FOR CAPITAL         PROMPT CORRECTIVE
                                             ACTUAL              ADEQUACY PURPOSES      ACTION PROVISIONS
                                             ------              -----------------      -----------------
                                       AMOUNT     RATIO         AMOUNT       RATIO      AMOUNT       RATIO
                                       ------     -----         ------       -----      ------       -----
DECEMBER 31, 2001:

Total capital (to risk-weighted     $13,067,000   12.1%      >=$8,630,320     >=8.0%   >=$10,787,900    >=10.0%
assets)
Tier I capital (to risk-weighted    $11,964,000   11.1%      >=$4,315,160     >=4.0%    >=$6,472,740     >=6.0%
assets)
Tier I capital (to average assets)  $11,964,000    8.7%      >=$5,515,200     >=4.0%    >=$6,894,000     >=5.0%

DECEMBER 31, 2000:

Total capital (to risk-weighted     $11,840,000   12.8%      >=$7,409,600     >=8.0%    >=$9,262,000    >=10.0%
assets)
Tier I capital (to risk-weighted    $10,780,000   11.6%      >=$3,704,800     >=4.0%    >=$5,557,200     >=6.0%
assets)
Tier I capital (to average assets)  $10,780,000    9.1%      >=$4,742,360     >=4.0%    >=$5,927,950     >=5.0%

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

                  The carrying value and estimated fair value of financial instruments at December 31, 2001 and 2000, were as follows:

                                                         2001                               2000
                                                         ----                               ----
                                               CARRYING         ESTIMATED         CARRYING         ESTIMATED
                                                VALUE          FAIR VALUE           VALUE          FAIR VALUE
                                                -----          ----------           -----          ----------
Financial assets:
   Cash and cash equivalents                $ 13,892,443      $ 13,892,443      $  6,446,150      $  6,446,150
   Investment securities available for
     sale                                     16,759,568        16,759,568        19,222,546        19,222,546
   Loans held for sale                           785,545           785,545                 0                 0
   Total loans - Net                         101,347,652       104,146,477        93,609,471        93,344,418
   Other investments                             520,454           520,454           434,635           434,635
                                            ------------      ------------      ------------      ------------

Total financial assets                      $133,305,662      $136,104,487      $119,712,802      $119,447,749
                                            ============      ============      ============      ============

Financial liabilities:
   Deposits                                 $120,309,143      $121,441,897      $107,644,891      $107,605,750
   Short-term borrowings                          46,201            46,201            99,530            99,530
   Borrowed funds                              4,000,000         4,066,479         4,002,314         4,014,871
                                            ------------      ------------      ------------      ------------
Total financial liabilities                 $124,355,344      $125,554,577      $111,746,735      $111,720,151
                                            ============      ============      ============      ============

                                     LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

NOTE 21           PARENT COMPANY ONLY FINANCIAL STATEMENTS

                                                                  BALANCE SHEETS
                                                      December 31, 2001 and 2000

                              ASSETS                            2001             2000
                              ------                            ----             ----
Cash                                                         $   661,494      $   653,858
Investment securities available for sale, at fair value          288,879          283,027
Premises and equipment                                           232,535          240,269
Other investments at cost                                         99,604           99,985
Investment in subsidiaries                                    12,229,644       10,816,665
Other                                                             43,863           58,596
                                                             -----------      -----------

TOTAL ASSETS                                                 $13,556,019      $12,152,400
                                                             ===========      ===========

               LIABILITIES AND STOCKHOLDERS' EQUITY

Other liabilities                                            $    66,305      $    77,057
Total stockholders' equity                                    13,489,714       12,075,343
                                                             -----------      -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $13,556,019      $12,152,400
                                                             ===========      ===========

                                     LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 21           PARENT COMPANY ONLY FINANCIAL STATEMENTS (Continued)

                                                            STATEMENTS OF INCOME
                                          Years Ended December 31, 2001 and 2000

                                                          2001            2000
                                                          ----            ----
Dividends from subsidiaries                            $  264,750      $   113,400
Undistributed equity in earnings of subsidiaries        1,245,328        1,076,452
Interest and dividend income                               28,280           22,847
Other operating income                                    162,000          162,000
                                                       ----------      -----------

   Total income                                         1,700,358        1,374,699
                                                       ----------      -----------

Operating expenses                                        154,090          213,598
Interest expense                                            4,246            2,446
                                                       ----------      -----------

   Total expenses                                         158,336          216,044
                                                       ----------      -----------

Income before provision (credit) for income taxes       1,542,022        1,158,655
Provision (credit) for income taxes                         9,322          (11,568)
                                                       ----------      -----------

Net income                                             $1,532,700      $ 1,170,223
                                                       ==========      ===========

                                     LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 21           PARENT COMPANY ONLY FINANCIAL STATEMENTS (Continued)

                                                        STATEMENTS OF CASH FLOWS
                                          Years Ended December 31, 2001 and 2000

                                                                                  2001              2000
                                                                                  ----              ----
Cash flows from operating activities:
   Net income                                                                 $ 1,532,700       $ 1,170,223
                                                                              -----------       -----------

   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation                                                                  45,381           121,077
     Undistributed earnings of subsidiary                                      (1,245,328)       (1,076,452)
     Change in other operating assets                                                 381           174,804
     Change in other liabilities                                                   24,128            (1,578)
                                                                              -----------       -----------

         Total adjustments                                                     (1,175,438)         (782,149)
                                                                              -----------       -----------

Net cash provided by operating activities                                         357,262           388,074
                                                                              -----------       -----------

Cash flows from investing activities:
   Purchase of investment securities available for sale                                 0          (257,595)
   Capital expenditures                                                           (37,647)          (24,851)
   Purchase of other investments                                                        0           (99,985)
                                                                              -----------       -----------

Net cash used in investing activities                                             (37,647)         (382,431)
                                                                              -----------       -----------

Cash flows from financing activities:
   Principal payments on capital lease obligations                                (22,136)          (14,323)
   Dividends paid                                                                (364,641)         (313,507)
   Sale of common stock                                                            74,798            70,221
                                                                              -----------       -----------

Net cash used in financing activities                                            (311,979)         (257,609)
                                                                              -----------       -----------

Net increase (decrease) in cash                                                     7,636          (251,966)
Cash at beginning                                                                 653,858           905,824
                                                                              -----------       -----------

Cash at end                                                                   $   661,494       $   653,858
                                                                              ===========       ===========

SUPPLEMENTAL INFORMATION:

Cash paid during the year for interest                                        $     4,246       $     2,446

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                  This item is not applicable.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         Information called for by Item 9 is contained under "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's Proxy Statement, dated March 26, 2002 with respect to the Annual Meeting of Shareholders to be held on April 27, 2002 filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 and which is incorporated herein by reference in response to this item.

         Reference is also made to "Executive Officers Of The Registrant" included at the end of Part I of this Form 10-KSB in partial response to Item 9.

ITEM 10.          EXECUTIVE COMPENSATION.

         The information appearing under "Director Compensation" and " Executive Compensation" of the Company's Proxy Statement dated March 26, 2002 is incorporated herein by reference in response to this item.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT.

         The information appearing under "Beneficial Ownership of Principal Shareholders, Directors and Management" of the Company's Proxy Statement dated March 26, 2002 is incorporated herein by reference in response to this item.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information appearing under "Related Transactions" of the Company's Proxy Statement dated March 26, 2002 is incorporated herein by reference in response to this item.

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

         No reports on Form 8-K were filed during the last quarter of fiscal
2001.

                  INDEX TO EXHIBITS

    EXHIBIT NO.                            DESCRIPTION
    -----------                            -----------
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

                                      LUXEMBURG BANCSHARES, INC.


Date:  March 14, 2002                 By:  /s/ John A. Slatky
                                           -------------------------------------
                                           John A. Slatky
                                           President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 14, 2002.


By: /s/ John  A. Slatky
    -------------------------------
    John A. Slatky                    President and Chief Executive Officer and
                                      a Director

By: /s/ Sheri L. Knope
    -------------------------------
    Sheri L. Knope                    Treasurer and Chief Financial Officer


By: /s/ David L. Luebbers
    -------------------------------
    David L. Luebbers                 Vice President and a Director


By: /s/ Irvin G. Vincent
    -------------------------------
    Irvin G. Vincent                  Chairman of the Board of Directors


By:
    -------------------------------
    Willard Marchant                  Director


By: /s/ Thomas J. Rueckl
    -------------------------------
    Thomas J. Rueckl                  Director


By:
    -------------------------------
    Ronald A. Ledvina                 Director


By: /s/ Richard L. Dougherty
    -------------------------------
    Richard L. Dougherty              Director


By: /s/ Donald E. Pritzl
    -------------------------------
    Donald E. Pritzl                  Director