Form 10QSB
period 2002-03-31
LUXEMBURG BANCSHARES INC
filed 2002-05-08
CIK 1037265

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington. D. C. 20549

                                   FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended March 31, 2002.
[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
       For the transition period from _______________ to _______________.

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

State the number of shares outstanding of each issuer's classes of common equity, as of April 29, 2002: 548,573 shares were outstanding.

Transitional Small Business Disclosure Format (check one): Yes [   ]   No [ X ]

                           LUXEMBURG BANCSHARES, INC.

                                      INDEX

                                                                 Page No.
PART I - FINANCIAL INFORMATION

Independent Accountant's Report                                       3

Consolidated Balance Sheets - March 31, 2002 and
December 31, 2001                                                     4

Consolidated Statements of Income - Three Months
Ended March 31, 2002 and 2001                                         5

Consolidated Condensed Statements of Changes
in Stockholders' Equity - Three Months Ended
March 31, 2002 and 2001                                               6

Consolidated Statements of Cash Flow - Three Months
Ended March 31, 2002 and 2001                                         7

Notes to Consolidated Financial Statements                        8 - 9

Management's Discussion and Analysis of
Financial Condition and Results of Operations                   10 - 14

PART II - OTHER INFORMATION

Item 2 - Changes in securities and use of proceeds                   15

Item 6 - Exhibits and Reports on Form 8-K                            15

SIGNATURES                                                           15

                         PART I - FINANCIAL INFORMATION

                       [WIPFLI ULLRICH BERTELSON LLP LOGO]


                         INDEPENDENT ACCOUNTANT'S REPORT



Board of Directors and Stockholders
Luxemburg Bancshares, Inc.
Luxemburg, Wisconsin


We have reviewed the accompanying unaudited consolidated balance sheet of Luxemburg Bancshares, Inc. and Subsidiaries as of March 31, 2002, and the related unaudited consolidated statements of income, changes in stockholders' equity, and cash flows for the three-month period then ended. These financial statements are the responsibility of the Company's management.

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


April 30, 2002
Green Bay, Wisconsin

                   LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS - (UNAUDITED)

                                     ASSETS

                                                                   March 31,      December 31,
                                                                     2002             2001
                                                                -------------    -------------

Cash and due from banks                                         $   5,831,046    $   6,371,932
Interest-bearing deposits                                           3,447,869        5,086,511
Federal funds sold                                                  2,978,000        2,434,000
                                                                -------------    -------------

     Cash and cash equivalents                                     12,256,915       13,892,443

Investment securities available for sale-stated at fair value      15,632,608       16,759,568
Loans held for sale                                                   379,286          785,545
Total loans                                                       104,180,915      102,450,409
     Allowance for loan losses                                     (1,163,146)      (1,102,757)
                                                                -------------    -------------

Net loans                                                         103,017,769      101,347,652
Premises and equipment                                              2,474,838        2,469,394
Other investments at cost                                             522,869          520,454
Other assets                                                        3,708,529        3,612,355
                                                                -------------    -------------

TOTAL ASSETS                                                    $ 137,992,814    $ 139,387,411
                                                                -------------    -------------


                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:

Non-interest-bearing deposits                                   $  13,655,568    $  16,104,869
Interest-bearing deposits                                         106,370,940      104,204,274
                                                                -------------    -------------

Total deposits                                                    120,026,508      120,309,143

Short-term borrowings                                                 397,765           46,201
Borrowed funds                                                      2,000,000        4,000,000
Other liabilities                                                   1,474,554        1,542,353
                                                                -------------    -------------

     Total liabilities                                            123,898,827      125,897,697
                                                                -------------    -------------

STOCKHOLDERS' EQUITY:

Common stock- $1.00 par value:
  Authorized - 2,400,000 shares,
  Issued - 575,557 shares in 2002 and 571,225 shares in 2001          575,557          571,225
Capital surplus                                                     4,245,948        4,151,271
Retained earnings                                                   9,364,331        8,915,855
Accumulated other comprehensive income                                252,310          195,522
Less - 26,984 shares of treasury
 common stock, at cost                                               (344,159)        (344,159)
                                                                -------------    -------------

     Total stockholders' equity                                    14,093,987       13,489,714
                                                                -------------    -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $ 137,992,814    $ 139,387,411
                                                                -------------    -------------


          See accompanying notes to consolidated financial statements.

                   LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)



                                              Three Months Ended      Three Months Ended
                                                  March 31, 2002          March 31, 2001

INTEREST INCOME:

Interest and fees on loans                            $1,938,682               $2,072,166
Interest on investment securities:
     Taxable                                             109,667                  155,315
     Tax-exempt                                          102,578                  103,285
Other interest and dividend income                        41,443                   57,332
                                                      ----------               ----------

     Total interest income                             2,192,370                2,388,098
                                                      ----------               ----------

INTEREST EXPENSE:

Deposits                                                 917,940                1,283,973
Short-term borrowings                                      1,438                    5,861
Borrowed funds                                            48,225                   60,392
                                                      ----------               ----------

     Total interest expense                              967,603                1,350,226
                                                      ----------               ----------

Net interest income                                    1,224,767                1,037,872
Provision for loan losses                                 61,000                   44,955
                                                      ----------               ----------

Net interest income after provision for loan losses    1,163,767                  992,917
                                                      ----------               ----------

OTHER INCOME:

Service charges on deposit accounts                       69,337                   60,845
Mortgage underwriting fees - secondary market             94,040                  109,350
Loan servicing fee income                                 67,033                   37,028
Other operating income                                   248,389                  189,721
                                                      ----------               ----------

     Total other income                                  478,799                  396,944
                                                      ----------               ----------

OPERATING EXPENSES:

Salaries and related benefits                            594,659                  538,838
Net occupancy expense                                     68,767                   70,112
Equipment rentals, depreciation, and maintenance          86,669                   86,655
Data processing                                           58,687                   47,469
Other operating expenses                                 192,576                  182,094
                                                      ----------               ----------

     Total operating expenses                          1,001,358                  925,168
                                                      ----------               ----------

Income before provision for income taxes                 641,208                  464,693
Provision for income taxes                               192,732                  123,725
                                                      ----------               ----------

Net income                                            $  448,476               $  340,968
                                                      ----------               ----------

Basic earnings per common share                       $      .82               $      .63
                                                      ----------               ----------



          See accompanying notes to consolidated financial statements.

                   LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED STATEMENTS OF
                         CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)


                                                      Three Months Ended           Three Months Ended
                                                        March 31, 2002               March 31, 2001
                                                        --------------               --------------

                                                     Shares    Equity Total      Shares    Equity Total
                                                     ------    ------------      ------    ------------

Balance - Beginning of period                        571,225   $13,489,714       567,512   $12,075,344
                                                     -------   -----------       -------   -----------

Issuance of common stock                               4,332   $    99,009         3,713   $    74,799
                                                     -------   -----------       -------   -----------

Comprehensive income:
   Net Income                                                  $   448,476                 $   340,968
                                                               -----------                 -----------
   Other comprehensive income - Change in
   net unrealized gain on securities available for
   sale                                                            56,788                      209,272
                                                               -----------                 -----------

Total comprehensive income                                         505,264                     550,240
                                                               -----------                 -----------

Balance - End of period                              575,557   $14,093,987       571,225   $12,700,383
                                                     -------   -----------       -------   -----------

                   LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                  Three Months Ended     Three Months Ended
                                                                     March 31, 2002         March 31, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                              $    448,476          $    340,968
                                                                        ------------          ------------
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                             72,585                84,947
    Accretion of discounts on securities                                      (1,833)               (5,360)
    Amortization of premiums on securities                                     2,206                 1,762
    Provision for loan losses                                                 61,000                44,955
    Change in other operating assets                                         556,082               (68,743)
    Change in other operating liabilities                                    (97,200)               44,697
                                                                        ------------          ------------

      Total adjustments                                                      592,840               102,258
                                                                        ------------          ------------

Net cash provided by operating activities                                  1,041,316               443,226
                                                                        ------------          ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from maturities of securities available for sale              1,212,776             1,329,538
    Purchase of securities available for sale                                      0              (428,125)
    Net (increase) decrease in loans                                      (1,979,529)            1,397,296
    Purchase of additional life insurance                                          0               (11,100)
    Capital expenditures                                                     (78,029)              (26,910)
                                                                        ------------          ------------

Net cash provided by (used in) investing activities                         (844,782)            2,260,699
                                                                        ------------          ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase (decrease) in deposits                                     (282,635)              290,061
    Net increase (decrease) in short-term borrowings                         351,564                (6,684)
    Principal payments on borrowed funds                                  (2,000,000)               (2,314)
    Issuance of Common Stock                                                  99,009                74,799
                                                                        ------------          ------------

Net cash provided by (used in) financing activities                       (1,832,062)              355,862
                                                                        ------------          ------------

Net increase (decrease) in cash and cash equivalents                      (1,635,528)            3,059,787
Cash and cash equivalents at beginning                                    13,892,443             6,446,150
                                                                        ------------          ------------

Cash and cash equivalents at end                                        $ 12,256,915          $  9,505,937
                                                                        ------------          ------------

Supplemental information:
-------------------------
Cash paid during the period for:
    Interest                                                            $    985,354          $  1,349,649
    Income taxes                                                        $    130,227          $    155,765


          See accompanying notes to consolidated financial statements

                   LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

The consolidated financial statements for interim periods are unaudited; however, in the opinion of the management of Luxemburg Bancshares, Inc. ("Company"), all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation have been included. Refer to the Notes to Consolidated Financial Statements which appear in the Company's Form 10-KSB for the Fiscal Year ended December 31, 2001 for the Company's accounting policies which are pertinent to these financial statements.

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

Earnings per common share are based upon the weighted average number of common shares outstanding. The weighted average number of shares outstanding was 547,699 in March 2002 and 543,153 in March 2001. The basic and diluted earnings per share are the same for 2002 and 2001.

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

                                                   Notional Amount
                                                   ---------------
                                        March 31, 2002         December 31, 2001
                                        --------------         -----------------
Commitments to extend credit              $7,844,000              $7,554,000
Credit card arrangements                   1,387,000               1,268,000
Standby letters of credit                   676,000                 573,000

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the financial performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds collateral supporting those commitments for which collateral is deemed necessary. Because these instruments have fixed maturity dates and because many of them expire without being drawn upon, they do not generally present any significant liquidity risk to the Bank. Management does not anticipate any material losses as a result of these letters of credit.

                   LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 3: ACCOUNTING CHANGES

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Contributions," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 supersedes Accounting Principles Board (APB) Opinion No. 16, "Business Combinations," and SFAS No. 38, "Accounting for Pre-acquisition Contingencies of Purchased Enterprises." SFAS No. 141 requires the use of the purchase method of accounting for business combinations initiated after September 30, 2001. SFAS No. 142 supersedes APB Opinion No. 17, "Intangible Assets." SFAS No. 142 addresses how intangible assets acquired outside of a business combination should be accounted for upon acquisition and how goodwill and other intangible assets should be accounted for after they have been initially recognized. SFAS No. 142 eliminates the amortization for goodwill and other intangible assets with indefinite lives. Other intangible assets with a finite life will be amortized over their useful life. Goodwill and other intangible assets with indefinite useful lives shall be tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset may be impaired. SFAS No. 142 is effective in fiscal years beginning after December 15, 2001. The Company's adoption of SFAS No. 142 on January 1, 2002, did not have a material impact on the consolidated financial statements.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS
                   LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES


SELECTED QUARTERLY FINANCIAL DATA

                                             Three Months Ended March 31,
                                                 2002            2001
                                            ------------    ------------

Net Earnings                                $    448,476    $    340,968
Average Consolidated Balance Sheet Items:
   Loans                                     102,669,235      92,614,188
   Taxable Investment Securities               7,573,867      10,301,232
   Fed Funds Sold                              2,573,200       2,060,178
   Municipal Loans & Investments              10,166,428       9,973,036
   Other Earning Assets                        4,342,831       1,563,229
                                            ------------    ------------
      Total Earning Assets                   127,325,561     116,511,863
   Total Assets                              138,409,274     124,697,866
   Deposits                                  105,041,309      94,571,011
   Borrowings                                  3,630,469       4,396,557
   Shareholders' Equity                       14,015,140      12,526,253

Key Ratios:
   Average Equity to Average Total Assets          10.13%          10.05%
   Return on Average Total Assets                   1.31%           1.09%
   Return on Average Equity                        12.98%          10.89%
   Net Interest Margin                              3.90%           3.61%


NET INTEREST INCOME

Net interest income, the principle source of earnings, is the amount by which interest generated by earning assets exceeds the interest costs of liabilities obtained to fund them. As shown below, net interest income has increased $186,895 or 18% to $1,224,767 for the three months ended March 31, 2002 from $1,037,872 for the three months ended March 31, 2001. The increase in net interest income is due to bank growth. As noted above, average assets for the three months ended March 31, 2002 were $138,409,274 compared to average assets for the three months ended March 31, 2001 of $124,697,866.

                                          Three Months Ended March 31,
                                          ---------------------------
                                             2002            2001
                                             ----            ----
Interest Income                           $2,192,370    $2,388,098
Interest Expense                             967,603     1,350,226
                                          ----------    ----------
Net Interest Income                       $1,224,767    $1,037,872
                                          ----------    ----------

Net Interest Margin                             3.90%         3.61%


RATE/VOLUME ANALYSIS

The impact of changes in volume and interest rates on net interest income for the three months ended March 31, 2002 is illustrated in the following table:

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001.

                                       Increase (Decrease) in Net Interest Income
                                  Net Change        Due To Rate         Due To Volume
                                  ----------        -----------         -------------
Interest Income                   $(195,728)        $ (401,134)           $ 205,406
Interest Expense                   (382,623)          (473,439)              90,816
                                  ---------         ----------            ---------
Net Interest Income               $ 186,895         $   72,305            $ 114,590
                                  ---------         ----------            ---------

Interest rates on the Bank's average earning assets and interest bearing liabilities were generally lower for the three months ended March 31, 2002 compared to the three months ended March 31, 2001. Average Earning assets increased to $127,325,561 for the three months ended March 31, 2002 compared to $116,511,863 for the three months ended March 31, 2001. Interest bearing liabilities increased $9,704,210 or 9.81% to $108,671,778 for the three months ended March 31, 2002 compared to $98,967,568 for the three months ended March 31, 2001.

OPERATING RESULTS

Net income for the three months ended March 31, 2002, was $448,476 compared to $340,968 for the three months ended March 31, 2001. The increase of $107,508 reflects an increase in service charges on deposit accounts, loan servicing fees income and other operating income, including earnings on cash surrender value of life insurance and alternative investment income. The increase in net interest income of $186,895 for the three months ended March 31, 2002, compared to the three months ended March 31, 2001 is discussed in "Net Interest Income" and "Rate/Volume Analysis" elsewhere in this report.

Total operating expenses increased $76,190 or 8.24% from $925,168 for the three months ended March 31, 2001 to $1,001,358 for the three months ended March 31, 2002. Salaries and related benefits increased $55,821 or 10.36% to $594,659 for the three months ended March 31, 2002 compared to $538,838 for the three months ended March 31, 2001. Increases in salaries, insurance, and profit sharing expense account for the increase. Net occupancy expense decreased $1,345 to $68,767 for the three months ended March 31, 2002 compared to $70,112 for the three months ended March 31, 2001. Finally, other operating expenses for the three months ended March 31, 2002 increased $10,482 or 5.76% to $192,576 from $182,094 for the three months ended March 31, 2001 because of increases in customer related losses, telephone fees, and Other Real Estate expenses.

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

At March 31, 2002 the Company had $22,009 in loans past due 90 days or more that were still accruing interest as compared to $146,000 for March 31, 2001. The loans were adequately secured to allow for the repayment of both the principal and interest due. At March 31, 2002 and 2001 the Company did not have any loans that meet the definition of "Troubled Debt Restructuring". In addition, one loan for $150,000 was considered to be impaired under SFAS Nos 114 & 118 as of March 31, 2001, no loans were considered impaired under SFAS Nos 114 & 115 as of March 31, 2002. The Bank had $783,000 of non-accrual loans at March 31, 2002 and $728,000 of non-accrual loans at March 31, 2001.

During the three months ended March 31, 2002, $61,000 was charged to the provision for loan losses compared to $45,000 for the three months ended March 31, 2001. At March 31, 2002 the allowance was

$1,1639,146 or 1.12% of total loans. This compares to an allowance of $1,099,000 or 1.18% of total loans as of March 31, 2001. For the three months ended March 31, 2002 the Bank had net charge-offs of $1,000 compared to net charge offs of $6,000 for the three months ended March 31, 2002.

The following table summarizes loan charge-offs and recoveries by type of loan for the three months ended March 31, 2002 and 2001:

            LOAN TYPE            MARCH 31, 2002            MARCH 31, 2001
            ---------            --------------            --------------
                             Charge-Off    Recovery    Charge-Off     Recovery
                             ----------    --------    ----------     --------

Real Estate                    $     0      $     0      $     0      $     0

Commercial and Industrial        4,000            0            0            0
Agricultural                         0        1,000            0            0
Consumer                         6,000        8,000        8,000        2,000
                               -------      -------      -------      -------
TOTALS                         $10,000      $ 9,000      $ 8,000      $ 2,000
                               -------      -------      -------      -------


The Bank has allocated its allowance for loan losses at the end of each period presented as follows:

                                                            March 31, 2002                 March 31, 2001
                                                            --------------                 --------------

                                                                        % of                             % of
                                                                      loans to                        loans to
Balance at End of Period Applicable to:                                 total                           total
---------------------------------------                    Amount       Loans             Amount        Loans
                                                           ------       -----             ------        -----
Commercial and agricultural                             $   855,000        62%        $   644,507        57%
Real Estate-construction                                      2,000         0%             59,739         6%
Real Estate-mortgage                                        103,000        20%             93,955        21%
Consumer                                                    172,000        17%            180,024        16%
Letters of Credit                                             3,000         1%                  0         0%
                                                        -----------       ---         -----------       ---


Total Domestic                                            1,135,000       100%            978,225       100%
                                                                          ---                           ---

Specific Loan Allocation                                          0                        25,000
Unallocated                                                  31,000                        95,639
                                                        -----------                   -----------

TOTALS                                                  $ 1,163,000       100%        $ 1,098,864       100%
                                                        -----------                   -----------



LIQUIDITY AND INTEREST RATE SENSITIVITY

The Company must maintain an adequate liquidity position in order to respond to the short-term demand for funds caused by withdrawals from deposit accounts, extensions of credit and for the payment of operating expenses. Maintaining this position of adequate liquidity is accomplished through the management of a combination of liquid assets; those which can be converted into cash and access to additional sources of funds. Primary liquid assets of the Company are cash and due from banks, federal funds sold, investments held as "available for sale" and maturing loans. Federal funds purchased and loans from the Federal Home Loan Bank system represent the Company's primary source of immediate liquidity and were maintained at a level to meet immediate needs. Federal Funds Sold averaged approximately $2,573,200 and $2,060,000 for the three months ended March 31, 2002 and 2001, respectively. Maturities in the Company's loan and investment portfolios are monitored regularly to avoid matching short-term deposits with long-term loans and investments. Other assets and liabilities are also monitored to provide the proper balance between liquidity, safety, and profitability. This monitoring process must be continuous due to the constant flow of cash that is inherent in a financial institution.

The Company actively manages its interest rate sensitive assets and liabilities to reduce the impact of interest rate fluctuations. In addition, the Company monitors the interest rates paid on Certificates of Deposit as advertised by its competitors and strives to pay competitive interest rates to retain and attract Certificates of Deposit. Should competitive pressures dictate, the Company may have to increase rates paid to retain the Certificates of Deposit that mature in the next year and any increase in interest rates paid on Certificates of Deposit may reduce future Company earnings. The Company also monitors the assets and liabilities that reprice each month to determine the impact on future earnings from anticipated repricings. At March 31, 2002 the Company's rate sensitive liabilities exceed rate sensitive assets due within one year by $15,252,000.

As part of managing liquidity, the Company monitors its loan to deposit ratio on a daily basis. At March 31, 2002 the ratio was 86.8% which is within the Company's acceptable range.

The Company experienced a decrease in cash and cash equivalents, its primary source of liquidity, of $1,635,528 for the three months ended March 31, 2002. The primary source of cash flow for the three months ended March 31, 2002 was cash provided by investing activities which consisted of proceeds from maturities of securities available for sale of $1,212,776. Cash outflow for the three months ended March 31, 2002 was primarily used for financing activities of principal payments on borrowed funds of $2,000,000 and investing activities of an increase in loans of $1,979,529. The Company's management believes its liquidity sources are adequate to meet its operating needs and does not know of any trends, events or uncertainties that may result in a significant adverse effect on the Company's operations or liquidity position.

The following table illustrates the projected maturities and the repricing mechanisms of the major asset/liability categories of the Company as of March 31, 2002, based on certain assumptions. No prepayment rate assumptions have been made for the loan portfolio. Non-earning loans such as overdrafts, non-accrual loans and loans in process are not included in the table below. Maturities and repricing dates for investments have been projected by applying the assumptions set forth below to contractual maturities and repricing dates.




                                      1 Year or Less    1 - 5 Years     5 - 10 Years   After 10 Years
                                      --------------    -----------     ------------   --------------
Interest Earning Assets:
   Short Term Investments             $   6,426,000
   Investment Securities              $     662,000    $  7,683,000    $  5,642,000    $  1,646,000
   Loans
      Variable Rate                   $  19,579,000
      Real Estate-Construction
      Real Estate-Other               $   6,334,000    $ 13,774,000    $     59,000    $    707,000
      Commercial and Industrial       $  14,756,000    $ 20,706,000    $ 1 ,991,000    $  1,500,000
      Agricultural                    $   1,190,000    $  2,620,000    $    558,000    $  1,790,000
      Consumer                        $   3,068,000    $ 13,422,000    $    206,000    $    202,000
      Municipals                                                       $    610,000    $    649,000
   Other                              $     523,000    $        -0-    $        -0-    $        -0-
                                      -------------    ------------    ------------    ------------


Total Interest Earning Assets         $ 52,538,000     $ 58,205,000    $  9,066,000    $  6,494,000
                                      -------------    ------------    ------------    ------------


Interest Bearing Liabilities:
   Interest Bearing Demand                                                             $  5,610,000
   Savings Deposits                   $  8,692,000                                     $ 20,282,000
   Money Market Accounts              $    973,000                                     $  2,269,000
   Certificates of Deposit            $ 45,034,000     $  8,578,000
   Jumbo CD's                         $ 12,693,000     $  2,240,000
   Other                              $    398,000     $  2,000,000    $        -0-    $        -0-
                                      -------------    ------------    ------------    ------------



Total Interest Bearing Liabilities    $ 67,790,000     $ 12,818,000    $       -0-     $ 28,161,000
                                      -------------    ------------    ------------    ------------



Interest Sensitivity Gap per Period   $(15,252,000)    $ 45,387,000    $  9,066,000    $(21,667,000)
                                      -------------    ------------    ------------    ------------


Cumulative Interest Sensitivity Gap   $(15,252,000)    $ 30,135,000    $ 39,201,000    $ 17,534,000
                                      -------------    ------------    ------------    ------------


Interest Sensitivity Gap as a
Percentage of Earning Assets               (12.08%)          35.94%           7.18%         (17.15%)

Cumulative Sensitivity Gap as a
Percentage of Earning Assets               (12.08%)          23.86%          31.04%          13.88%

                           PART II - OTHER INFORMATION

Item 2.  Changes in Securities and use of Proceeds

         On January 7, 2002, the Company sold 2,910 shares of stock at $20.83 per share to employees of the Bank pursuant to the Company's 2000 Employee Stock Purchase Plan. The Plan is a qualified stock purchase plan under Section 423 of the Internal Revenue Code, and allows employees to purchase stock at 85% of fair market value. The offering was exempt from registration under the Securities Act of 1933 pursuant to Section 3(a)(11) of the Act and Rule 147 thereunder, because all employees are residents of the State of Wisconsin. Resale of the stock are restricted for nine (9) months to residents of the State of Wisconsin.

         On February 11, 2002, the Company sold 1,422 shares of stock at $27.00 per share to seven (7) directors of the Company pursuant to the Company's 2000 Director Stock Purchase Plan. The offering was exempt from registration under the Securities Act of 1933, as amended, pursuant to Sections 3(a)(11) and 4(2) thereof, because directors are residents of the State of Wisconsin.


Item 6.  Exhibits and reports on Form 8-K

         (a) Exhibits- None

         (b) Reports on Form 8-K

             During the quarter ended March 31, 2002, the registrant did not file any reports on Form 8-K.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                               LUXEMBURG BANCSHARES, INC.
                                               --------------------------
                                                 (Registrant)
                                                 ------------

  /s/ John A. Slatky                            /s/ Sheri L. Knope
----------------------------------             ---------------------------
John A. Slatky,                                Sheri L. Knope, CPA, CIA,
President and Chief Executive Officer          Treasurer/CFO


Date   May 7, 2002                             Date   May 7, 2002
     ------------------------------                -----------------------