Form 10QSB
period 2002-06-30
LUXEMBURG BANCSHARES INC
filed 2002-08-12
CIK 1037265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington. D. C. 20549

Form 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2002.
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

(Issuer’s telephone number)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [ X ]   No  [     ]

State the number of shares outstanding of each issuer’s classes of common equity, as of July 30, 2002:

548,573 shares were outstanding.

Transitional Small Business Disclosure Format (check one):  Yes  [     ]   No  [   X  ]

LUXEMBURG BANCSHARES, INC.

INDEX

Page No.
PART I - FINANCIAL INFORMATION

Consolidated Balance Sheets - June 30, 2002 and
December 31, 2001	4

Consolidated Statements of Income - Three Months & Six
Months Ended June 30, 2002 and 2001	5

Consolidated Condensed Statements of Changes
in Stockholders’ Equity - Six Months Ended
June 30, 2002 and 2001	6

Consolidated Statements of Cash Flow - Six Months
Ended June 30, 2002 and 2001	7

Notes to Consolidated Financial Statements	8 - 9

Management’s Discussion and Analysis of
Financial Condition and Results of Operations	10 - 14

PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders	15

Item 6 - Exhibits and Reports on Form 8-K	15

SIGNATURES	15

LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - (UNAUDITED)

ASSETS

	June 30,	December 31,
	2002	2001
Cash and due from banks	$ 6,074,091	$ 6,371,932
Interest-bearing deposits	1,107,979	5,086,511
Federal funds sold	2,079,000	2,434,000

Cash and cash equivalents	9,261,070	13,892,443

Investment securities available for sale-Stated at fair value	15,561,726	16,759,568
Loans held for sale	226,100	785,545
Total loans	113,075,209	102,450,409
Allowance for loan losses	(1,232,672)	(1,102,757)

Net loans	111,842,537	101,347,652
Premises and equipment	2,463,366	2,469,394
Other investments at cost	527,169	520,454
Other assets	3,446,540	3,612,355

TOTAL ASSETS	$143,328,508	$ 139,387,411

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:

Non-interest-bearing deposits	$ 15,498,732	$ 16,104,869
Interest-bearing deposits	107,430,291	104,204,274

Total deposits	122,929,023	120,309,143

Short-term borrowings	342,285	46,201
Borrowed funds	4,000,000	4,000,000
Other liabilities	1,575,833	1,542,353

Total liabilities	128,847,141	125,897,697

STOCKHOLDERS’ EQUITY:

Common stock- $1.00 par value:
Authorized - 2,400,000 shares, Issued - 575,557 shares in 2002 and 571,225 shares in 2001	575,557	571,225
Capital surplus	4,245,948	4,151,271
Retained earnings	9,569,542	8,915,855
Accumulated other comprehensive income	434,479	195,522
Less - 26,984 shares of treasury common stock, at cost	(344,159)	(344,159)

Total stockholders’ equity	14,481,367	13,489,714

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 143,328,508	$ 139,387,411

See accompanying notes to consolidated financial statements.

LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME - (UNAUDITED)

	Three Months Ended June 30,	Six Months Ended June 30,

	2002	2001	2002	2001
INTEREST INCOME:

Interest and fees on loans	$ 1,948,239	$ 2,052,124	$ 3,886,921	$ 4,124,290
Interest on investment securities:
Taxable	94,772	141,995	204,439	297,310
Tax-exempt	102,578	105,694	205,156	208,979
Other interest and dividend income	32,760	82,741	74,203	140,073

Total interest income	2,178,349	2,382,554	4,370,719	4,770,652

INTEREST EXPENSE:

Deposits	904,193	1,257,150	1,822,133	2,541,123
Short-term borrowings	17,331	57,323	18,769	63,184
Borrowed funds	17,107	3,169	65,332	63,561

Total interest expense	938,631	1,317,642	1,906,234	2,667,868

Net interest income	1,239,718	1,064,912	2,464,485	2,102,784
Provision for loan losses	60,000	45,045	121,000	90,000

Net interest income after provision for credit losses	1,179,718	1,019,867	2,343,485	2,012,784

OTHER INCOME:

Service charges on deposit accounts	92,551	75,760	161,888	136,605
Mortgage underwriting fees - Secondary market	16,199	103,031	110,239	212,381
Loan servicing fee income	70,859	42,137	137,892	79,165
Other operating income	274,638	225,148	523,027	414,869

Total other income	454,247	446,076	933,046	843,020

OPERATING EXPENSES:

Salaries and related benefits	607,336	582,421	1,201,995	1,121,259
Net occupancy expense	68,572	60,268	137,339	130,380
Equipment rentals, depreciation, and maintenance	58,238	80,171	144,907	166,826
Data processing	50,855	51,033	109,542	98,502
Other operating expenses	272,403	208,293	464,979	390,387

Total operating expenses	1,057,404	982,186	2,058,762	1,907,354

Income before provision for income taxes	576,561	483,757	1,217,769	948,450
Provision for income taxes	162,892	151,830	355,624	275,555

Net income	$ 413,669	$ 331,927	$ 862,145	$ 672,895

Basic and diluted earnings per common share	$0.75	$0.61	$1.57	$1.24

See accompanying notes to consolidated financial statements

LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF

CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Six Months Ended June 30, 2002		Six Months Ended June 30, 2001

	Shares	Equity Total	Shares	Equity Total

Balance - Beginning of period	571,225	$ 13,489,714	567,512	$ 12,075,344

Issuance of common stock	4,332	$ 99,009	3,713	$ 74,799

Comprehensive income:
Net Income		$ 862,145		$ 672,895
Other comprehensive income - Change in net unrealized gain on securities available for sale		238,957		195,318

Total comprehensive income		1,101,102		868,213

Dividends Paid		208,458		174,156

Balance - End of period	575,557	$ 14,481,367	571,225	$ 12,844,200

See accompanying notes to consolidated financial statements

LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

(UNAUDITED)

	Six Months Ended June 30, 2002	Six Months Ended June 30, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$ 862,145	$ 672,895
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	145,543	168,008
Accretion of discounts on securities	(8,196)	(10,385)
Amortization of premiums on securities	3,416	3,550
Provision for loan losses	121,000	90,000
Stock dividend on other investments @ cost	(9,300)	0
Change in other operating assets	977,109	(184,257)
Change in other operating liabilities	(90,378)	(3,146)

Total adjustments	1,139,194	63,770

Net cash provided by operating activities	2,001,339	736,665

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of securities available for sale	1,765,437	1,751,812
Purchase of securities available for sale	(200,000)	(678,125)
Net increase in loans	(10,864,299)	(2,660,472)
Purchase of additional life insurance	0	(11,100)
Capital expenditures	(140,365)	(61,956)

Net cash used in investing activities	(9,439,227)	(1,659,841)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	2,619,880	3,573,925
Net increase in short-term borrowings	296,084	379,804
Principal payments on borrowed funds	(2,000,000)	(2,314)
Proceeds from borrowed funds	2,000,000
Director and Employee Stock Purchase Plans	99,009	74,799
Dividends Paid	(208,458)	(174,156)

Net cash provided by financing activities	2,806,515	3,852,058

Net (decrease) increase in cash and cash equivalents	(4,631,373)	2,928,882
Cash and cash equivalents at beginning	13,892,443	6,446,150

Cash and cash equivalents at end	$ 9,261,070	$ 9,375,032

Supplemental information:

Cash paid during the period for:
Interest	$ 1,933,148	$ 2,728,330
Income taxes	$ 292,597	$ 230,000

See accompanying notes to consolidated financial statements

LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The consolidated financial statements for interim periods are unaudited; however, in the opinion of the management of Luxemburg Bancshares, Inc. (“Company”), all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation have been included. Refer to the Notes to Consolidated Financial Statements which appear in the Company’s Form 10-KSB for the Fiscal Year ended December 31, 2001 for the Company’s accounting policies which are pertinent to these financial statements.

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

Earnings per common share are based upon the weighted average number of common shares outstanding.  The weighted average number of shares outstanding was 548,138 in June 2002 and 543,700 in June 2001. The basic and diluted earnings per share are the same for 2002 and 2001.

NOTE 2: FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Bank of Luxemburg’s (“Bank’s”) financial statements do not reflect various commitments and contingent liabilities which arise in the normal course of business and which involve elements of credit risk, interest rate risk, and liquidity risk.  These commitments and contingent liabilities are commitments to extend credit and standby letters of credit.  A summary of the Bank’s commitments and contingent liabilities at each balance sheet date is as follows:

	Notional Amount
	June 30, 2002	December 31, 2001

Commitments to extend credit	$9,675,000	$7,554,000
Credit card arrangements	1,387,000	1,268,000
Standby letters of credit	699,000	573,000

Commitments to extend credit and credit card arrangements are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. A portion of the commitments are expected to be drawn upon, thus representing future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis.  The amount of collateral obtained upon extension of credit is based on management’s credit evaluation of the counterparty.  Collateral held varies but may include accounts receivable; inventory; property, plant, and equipment; real estate; and stocks and bonds. Management does not anticipate any material losses as a result of these commitments.

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

LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 3: ACCOUNTING CHANGES

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets.”  SFAS No. 141 supersedes Accounting Principles Board (APB) Opinion No. 16, “Business Combinations”, and SFAS No. 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises.”  SFAS No. 141 requires the use of the purchase method of accounting for business combinations initiated after June 30, 2001.  SFAS No. 142 supersedes APB Opinion No. 17, “Intangible Assets.”  SFAS No. 142 addresses how intangible assets acquired outside of a business combination should be accounted for upon acquisition and how goodwill and other intangible assets should be accounted for after they have been initially recognized.  SFAS No. 142 eliminates the amortization for goodwill and other intangible assets with indefinite lives.  Other intangible assets with a finite life will be amortized over their useful life.  Goodwill and other intangible assets with indefinite useful lives shall be tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset may be impaired.  SFAS No. 142 is effective for fiscal years beginning after December 15, 2001.  The Company’s adoption of SFAS No. 142 on January 1, 2002 did not have a material impact on the consolidated financial statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES

SELECTED QUARTERLY FINANCIAL DATA

Three Months Ended June 30,		Six Months Ended June 30,
2002	2001	2002	2001

Net Earnings	$ 413,669	$ 331,927	$ 862,145	$ 672,895
Average Consolidated Balance Sheet Items:
Loans	108,061,261	93,034,529	105,590,614	92,824,622
Taxable Investment Securities	6,651,098	9,415,356	7,111,150	9,848,820
Fed Funds Sold	1,389,934	3,889,209	1,992,474	2,974,694
Municipal Loans & Investments	10,108,239	10,298,001	10,135,628	10,220,464
Other Earning Assets	2,253,042	2,132,187	3,226,715	1,847,945
Total Earning Assets	128,463,574	118,769,282	128,056,581	117,716,545
Total Assets	139,804,192	127,100,274	139,284,825	125,899,830
Deposits	121,601,516	108,731,402	120,568,227	107,718,337
Shareholders’ Equity	14,325,355	12,791,118	14,170,247	12,658,686

Key Ratios:
Average Equity to Average Total Assets	10.25%	10.06%	10.17%	10.05%
Return on Average Total Assets	1.19%	1.05%	1.25%	1.08%
Return on Average Equity	11.58%	10.40%	12.27%	10.72%
Net Interest Margin	3.87%	3.60%	3.88%	3.60%

NET INTEREST INCOME

Net interest income, the principle source of earnings, is the amount by which interest generated by earning assets exceeds the interest costs of liabilities obtained to fund them. As shown below, net interest income has increased $174,806 or 16.4% to $1,239,718 for the three months ended June 30, 2002, from $1,064,912 for the three months ended June 30, 2001. Net interest income has increased $361,701 or 17.2% to $2,464,485 for the six months ended June 30, 2002, from $2,102,784 for the six months ended June 30, 2001.  The net interest income has increased due to Bank growth.

Three Months Ended June 30,			Six Months Ended June 30,
	2002	2001	2002	2001
Interest Income	$ 2,178,349	$ 2,382,554	$ 4,370,719	$ 4,770,652
Interest Expense	938,631	1,317,642	1,906,234	2,667,868
Net Interest Income	$ 1,239,718	$ 1,064,912	$ 2,464,485	$ 2,102,784

Net Interest Margin	3.87%	3.60%	3.88%	3.60%

RATE/VOLUME ANALYSIS

The impact of changes in volume and interest rates on net interest income for the three and six months ended June 30, 2002 is illustrated in the following table:

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001.

Increase (Decrease) in Net Interest

Income	Net Change	Due To Rate	Due To Volume
Interest Income	$ (204,205)	$ (446,401)	$ 242,196
Interest Expense	(379,011)	(471,779)	92,768
Net Interest Income	$ 174,806	$ 25,378	$ 149,428

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001.

Increase (Decrease) in Net Interest

Income	Net Change	Due To Rate	Due To Volume
Interest Income	$ (399,933)	$ (856,398)	$ 456,465
Interest Expense	(761,634)	(951,015)	189,381
Net Interest Income	$ 361,701	$ 94,617	$ 267,084

Interest rates on the Bank’s earning assets and interest bearing liabilities were generally lower for the three months and six months ended June 30, 2002 compared to the three months and six months ended June 30, 2001.  Average earning assets increased 8.2% and 8.8%, respectively to $128,463,574 for the three months ended June 30, 2002 from $118,769,282 for the three months ended June 30, 2001 and to $128,056,581 for the six months ended June 30, 2002 from $117,716,545 for the six months ended June 30, 2001. However, interest bearing liabilities increased 9.2% and 9.6%, respectively to $109,866,511 for the three months ended June 30, 2002 compared to $100,638,903 for the three months ended June 30, 2001 and to $109,413,936 for the six months ended June 30, 2002 compared to $99,803,236 for the six months ended June 30, 2001.

OPERATING RESULTS

Net income for the three months ended June 30, 2002, was $413,669 compared to $331,927 for the three months ended June 30, 2001.  The increase of $81,742 reflects an increase in service charges on deposit accounts and loan servicing fee income. Service charges on deposit accounts and loan service fee income increased $45,513 to $163,410 for the three months ended June 30, 2002, compared to $117,897 for the three months ended June 30, 2001.  The increase in net interest income of $174,806 for the three months ended June 30, 2002, compared to the three months ended June 30, 2001 is discussed in “Net Interest Income” and “Rate/Volume Analysis” elsewhere in this report.

Total operating expenses increased $75,218 or 7.7% from $982,186 for the three months ended June 30, 2001 to $1,057,404 for the three months ended June 30, 2002.  Salaries and related benefits increased $24,915 or 4.3% to $607,336 for the three months ended June 30, 2002 compared to $582,421 for the three months ended June 30, 2001. An increase in performance based compensation accounted for the majority of the increase.  Net occupancy expense increased $8,304 or 13.8% to $68,572 for the three months ended June 30, 2002 compared to $60,268 for the three months ended June 30, 2001. Equipment rentals, depreciation, and maintenance for the three months ended June 30, 2002 decreased $21,933 or 27.4% to $58,238 compared to $80,171 for the three months ended June 30, 2001. Finally, other operating expenses for the three months ended June 30, 2002 increased $64,110 or 30.8% to $272,403 from $208,293 for the three months ended June 30, 2001 due primarily to increases in postage, and telephone expenses.

Net income for the six months ended June 30, 2002, was $862,145 compared to $672,895 for the six months ended June 30, 2001.  The increase of $189,250 reflects an increase in service charges on deposit accounts and loan fee income. Service charges on deposit accounts and loan service fee income increased $84,010 to $299,780 for the six months ended June 30, 2002  compared to $215,770 for the six months ended June 30, 2001.The increase in net interest income of $361,701 for the six months ended June 30, 2002, compared to the three months ended June 30, 2001 is discussed in “Net Interest Income” and “Rate/Volume Analysis” elsewhere in this report.

Total operating expenses increased $151,408 or 7.9% from $1,907,354 for the six months ended June 30, 2001 to $2,058 762 the six months ended June 30, 2002. Salaries and related benefits increased $80,736 or 7.2% to $1,201,995 for the six months ended June 30, 2002 compared to $1,121,259 for the six months ended June 30, 2001. Higher performance based compensation account for the increase.  Net occupancy expense increased $6,959 or 5.3% to $137,339 for the six months ended June 30, 2002 compared to $130,380 for the six months ended June 30, 2001.  Equipment rentals, depreciation, and maintenance for the six months ended June 30, 2002 decreased $21,919 or 13.1% to $144,907 compared to $166,826 for the six months ended June 30, 2001.   Other operating expenses for the six months ended June 30, 2002 increased $74,592 or 19.1% to $464,979 from $390,387 for the six months ended June 30, 2001.

ALLOWANCE FOR LOAN LOSSES

The amount charged to the provision for loan losses by the Bank is based on management’s evaluation as to the amounts required to maintain an allowance adequate to provide for potential losses inherent in the loan portfolio. The level of this allowance is dependent upon the total amount of past due and non-performing loans, general economic conditions and management’s assessment of potential losses based upon internal credit evaluations of the loan portfolio and particular loans. Management allocated the allowance based on an assigned risk factor for each category of loans and adjusting the allocation by potential losses of individual loans.  Loans are primarily to borrowers in Northeast Wisconsin.

The Bank generally places loans on non-accrual status when the loan is past due as to the payment of interest and/or principal in excess of 90 days. The Bank also places loans on a non-accrual status when it deems the collection of such interest unlikely. Loans are generally returned to full accrual status when the loan is brought current according to all terms of the loan agreement, all past due principal and interest is paid and the Bank deems its collateral position adequate to warrant a return to accrual status.

At June 30, 2002 the Company had one loan for $120,000 past due 90 days or more that was still accruing interest as compared to $926,000 for June 30, 2001.  The loan was brought current in July and was adequately secured to allow for the repayment of both the principal and interest due.  At June 30, 2002 and June 30, 2001 the Company did not have any loans that met the definition of “Troubled Debt Restructuring”. There was one loan for $150,000 considered impaired under SFAS Nos 114 & 118 as of June 30, 2001.  No loans were considered to be impaired as of June 30, 2002.  The Bank had $1,311,000 of non-accrual loans at June 30, 2002 and $787,000 of non-accrual loans at June 30, 2001.

During the three months ended June 30, 2002, $60,000 was charged to the provision for loan losses compared to $45,000 for the three months ended June 30, 2001. At June 30, 2002 the allowance was $1,232,672 or 1.09% of total loans. This compares to an allowance of $1,149,000 or 1.18% of total loans as of June 30, 2001.  Due to the increase in loan volume, the increase in non-accrual loans, and the decrease in the allowance to total loan ratio, the board approved an increase of $5,000 per month to the provision for loan losses starting in July 2002.  For the three months ended June 30, 2002 the Bank had net recoveries of $10,000 compared to net recoveries of $5,000 for the three months ended June 30, 2001.  For the six months ended June 30, 2002 the Bank had net recoveries of $9,000 compared to net charge-offs of $1,000 for the six months ended June 30, 2001.

The following table summarizes loan charge-offs and recoveries by type of loan for the three months ended June 30, 2002 and 2001:

Loan Type	June 30, 2002	June 30, 2001
	Charge-Off	Recovery	Charge-Off	Recovery

Real Estate	$ 0	$ 0	$ 0	$ 0
Commercial and Industrial	0	0	0	0
Agricultural	2,000	14,000	0	1,000
Consumer	2,000	0	2,000	6,000

TOTALS	$ 4,000	$ 14,000	$2,000	$7,000

The following table summarizes loan charge-offs and recoveries by type of loan for the six months ended June 30, 2002 and 2001:

Loan Type	June 30, 2002	June 30, 2001
	Charge-Off	Recovery	Charge-Off	Recovery

Real Estate	$ 0	$ 0	$ 0	$ 0
Commercial and Industrial	3,000	0	0	0
Agricultural	0	1,000	0	1,000
Consumer	11,000	22,000	9,000	7,000

TOTALS	$ 14,000	$ 23,000	$ 9,000	$ 8,000

The Bank has allocated its allowance for loan losses at the end of each period presented as follows:

	June 30, 2002		June 30, 2001
Balance at End of Period Applicable to:		% of loans to total		% of loans to total
	Amount	Loans	Amount	Loans
Commercial and agricultural	$891,000	59%	$686,000	58%
Real Estate-construction	0	0%	58,000	6%
Real Estate-mortgage	120,000	22%	92,000	20%
Consumer	203,000	18%	194,000	16%
Letters of Credit	3,000	1%	0	0%
Total Domestic	1,217,000	100%	1,030,000	100%

Specific Loan Allocation	0		25,000
Unallocated	16,000		94,000

TOTALS	$ 1,233,000	100%	$ 1,149,000	100%

LIQUIDITY AND INTEREST RATE SENSITIVITY

The Company must maintain an adequate liquidity position in order to respond to the short-term demand for funds caused by withdrawals from deposit accounts, extensions of credit and for the payment of operating expenses.  Maintaining this position of adequate liquidity is accomplished through the management of a combination of liquid assets; those which can be converted into cash and access to additional sources of funds.  Primary liquid assets of the Company are cash and due from banks, interest bearing deposits, federal funds sold, investments held as “available for sale” and maturing loans. Federal funds purchased and loans from the Federal Home Loan Bank system represent the Company’s primary source of immediate liquidity and were maintained at a level to meet immediate needs.  Federal Funds Sold averaged approximately $1,389,934 and $3,889,209 for the three months ended June 30, 2002 and 2001, respectively.   Maturities in the Company’s loan and investment portfolios are monitored regularly to avoid matching short-term deposits with long-term loans and investments. Other assets and liabilities are also monitored to provide the proper balance between liquidity, safety, and profitability.  This monitoring process must be continuous due to the constant flow of cash that is inherent in a financial institution.

The Company actively manages its interest rate sensitive assets and liabilities to reduce the impact of interest rate fluctuations. In addition, the Bank monitors the interest rates paid on certificates of deposit as advertised by its competitors and strives to pay competitive interest rates to retain and attract certificates of deposit. Should competitive pressures dictate, the Bank may have to increase rates paid to retain the certificates of  deposit that mature in the next year and any increase in interest rates paid on certificates of deposit may reduce future Company earnings. The Bank also monitors the assets and liabilities that reprice each month to determine the impact on future earnings from anticipated repricings. At June 30, 2002 the Company’s rate sensitive liabilities exceed rate sensitive assets due within one year by $20,036,000.

As part of managing liquidity, the Company monitors its loan to deposit ratio on a daily basis.  At June 30, 2002 the ratio was 92.2% which is above the Company’s policy range.  The board of directors approved the ratio at the July board meeting.

The Company experienced a decrease in cash and cash equivalents, its primary source of liquidity, of $4,631,373 for the six months ended June 30, 2002. The primary source of cash flow for the six months ended June 30, 2002 was cash provided by financing activities of $2,806,515 which consisted of an increase in deposits of $2,619,880 and an increase in short term borrowing of $296,084. Cash outflow for the six months ended June 30, 2002 was primarily an increase in loans of $10,864,299.  The Company’s management believes its liquidity sources are adequate to meet its operating needs and does not know of any trends, events or uncertainties that may result in a significant adverse effect on the Company’s operations or liquidity position.

The following table illustrates the projected maturities and the repricing mechanisms of the major asset/liability categories of the Company as of June 30, 2002, based on certain assumptions. No prepayment rate assumptions have been made for the loan portfolio. Non-earning loans such as overdrafts, non-accrual loans and loans in process are not included in the table below.  Maturities and repricing dates for investments have been projected by applying the assumptions set forth below to contractual maturities and repricing dates.

	1 Year or Less	1 - 5 Years	5 - 10 Years	After 10 Years

Interest Earning Assets:
Short Term Investments	$ 3,187,000
Investment Securities	$ 1,371,000	$ 6,999,000	$ 5,395,000	$ 1,797,000
Loans
Variable Rate	$ 23,839,000
Real Estate-Other	$ 8,112,000	$ 15,509,000	$ 123,000	$ 415,000
Commercial and Industrial	$ 9,589,000	$ 21,809,000	$ 1,955,000	$ 5,123,000
Agricultural	$ 1,139,000	$ 2,567,000	$ 782,000	$ 329,000
Consumer	$ 3,409,000	$ 15,436,000	$ 350,000	$ 173,000
Municipal		$ 448,000	$ 787,000
Other	$ 527,000	$ -0-	$ -0-	$ -0-

Total Interest Earning Assets	$51,173,000	$62,768,000	$ 9,392,000	$ 7,837,000

Interest Bearing Liabilities:
Interest Bearing Demand				$ 5,460,000
Savings Deposits	$ 8,396,000			$19,592,000
Money Market Accounts	$ 1,013,000			$ 2,365,000
Certificates of Deposit	$ 46,592,000	$ 8,875,000
Jumbo CD’s	$ 12,866,000	$ 2,270,000
Other	$ 2,342,000	$ 2,000,000	-0-	-0-

Total Interest Bearing Liabilities	$71,209,000	$ 13,145,000	-0-	$27,417,000

Interest Sensitivity Gap per Period	$(20,036,000)	$49,623,000	$ 9,392,000	$(19,580,000)

Cumulative Interest Sensitivity Gap	$(20,036,000)	$29,587,000	$38,979,000	$ 19,399,000

Interest Sensitivity Gap as a Percentage of Earning Assets	(15.3%)	37.8%	7.2%	(14.9%)

Cumulative Sensitivity Gap as a Percentage of Earning Assets	(15.3%)	22.6%	29.7%	14.8%

PART II - OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders

  The annual meeting of Luxemburg Bancshares, Inc. was held on April 27, 2002.  The following three directors were elected:  Richard L. Dougherty, Ronald A. Ledvina, David L. Luebbers.  Richard L. Dougherty received 359,807 shares for, 7,704 against and 181,082 abstained. Ronald A. Ledvina received 365,303 shares for, 2,208 against and 181,082 abstained. David L. Luebbers received 365,221 shares for, 2,290 against and 181,082 abstained.

Item 6.     Exhibits and reports on Form 8-K

   (a)  Exhibits

99.1 Certification of CEO pursuant to section 906 of Sarbanes-Oxley Act of 2002.

99.2 Certification of CFO pursuant to section 906 of Sarbanes-Oxley Act of 2002.

   (b) Reports on Form 8-K

During the quarter ended June 30, 2002, the registrant did not file any reports on Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

LUXEMBURG BANCSHARES, INC.
(Registrant)

/s/ John A. Slatky	/s/ Sheri L. Knope
John A. Slatky,	Sheri L. Knope,
President and Chief Executive Officer	Treasurer/CFO

Date August 9, 2002	Date August 9, 2002