Form 10QSB
period 2002-09-30
LUXEMBURG BANCSHARES INC
filed 2002-11-13
CIK 1037265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington. D. C. 20549

Form 10-QSB

(Mark One)

[ X ]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002.

[     ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE

EXCHANGE ACT

For the transition period from _______________ to _______________.

Commission file number 0-22471

Luxemburg Bancshares, Inc.

(Exact name of small business issuer as specified in its charter)

Wisconsin	39-1457904
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

630 Main Street, Luxemburg, Wisconsin 54217

(Address of principal executive offices)

(920) 845-2345

(Issuer’s telephone number)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [ X ]   No  [     ]

State the number of shares outstanding of each issuer’s classes of common equity, as of October 31, 2002:

548,573 shares were outstanding.

Transitional Small Business Disclosure Format (check one):  Yes  [     ]   No  [   X  ]

LUXEMBURG BANCSHARES, INC.

INDEX

Page No.
PART I - FINANCIAL INFORMATION

Consolidated Balance Sheets – September 30, 2002 and
December 31, 2001	3

Consolidated Statements of Income – Three Months & Nine
Months Ended September 30, 2002 and 2001	4

Consolidated Condensed Statements of Changes
in Stockholders’ Equity – Nine Months Ended
September 30, 2002 and 2001	5

Consolidated Statements of Cash Flow – Nine Months
Ended September 30, 2002 and 2001	6

Notes to Consolidated Financial Statements	7 – 8

Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations	9 – 14
Item 3. Controls and Procedures	15

PART II – OTHER INFORMATION

Item 6 – Exhibits and Reports on Form 8-K	16

SIGNATURES	16

LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - (UNAUDITED)

ASSETS

	September 30,	December 31,
	2002	2001
Cash and due from banks	$ 6,512,410	$ 6,371,932
Interest-bearing deposits	5,600,021	5,086,511
Federal funds sold	8,449,000	2,434,000

Cash and cash equivalents	20,561,431	13,892,443

Investment securities available for sale-Stated at fair value	15,129,067	16,759,568
Loans held for sale	2,833,959	785,545
Total loans	115,292,206	102,450,409
Allowance for loan losses	(1,399,544)	(1,102,757)

Net loans	113,892,662	101,347,652
Premises and equipment	2,473,333	2,469,394
Other investments at cost	531,569	520,454
Other assets	3,559,768	3,612,355

TOTAL ASSETS	$158,981,789	$ 139,387,411

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:

Non-interest-bearing deposits	$ 27,716,937	$ 16,104,869
Interest-bearing deposits	109,832,549	104,204,274

Total deposits	137,549,486	120,309,143

Short-term borrowings	2,514,097	46,201
Borrowed funds	2,000,000	4,000,000
Other liabilities	1,776,589	1,542,353

Total liabilities	143,840,172	125,897,697

STOCKHOLDERS’ EQUITY:

Common stock- $1.00 par value:
Authorized - 2,400,000 shares, Issued – 575,557 shares in 2002 and 571,225 shares in 2001	575,557	571,225
Capital surplus	4,245,948	4,151,271
Retained earnings	10,102,769	8,915,855
Accumulated other comprehensive income	561,502	195,522

Less - 26,984 shares of treasury Common stock, at cost	(344,159)	(344,159)

Total stockholders’ equity	15,141,617	13,489,714

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 158,981,789	$ 139,387,411

See accompanying notes to consolidated financial statements.

LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME - (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001
INTEREST INCOME:

Interest and fees on loans	$ 1,990,784	$ 2,059,325	$ 5,877,705	$ 6,183,615
Interest on investment securities:
Taxable	87,020	129,154	291,459	426,464
Tax-exempt	102,578	106,429	307,734	315,408
Other interest and dividend income	51,621	74,282	125,824	214,355

Total interest income	2,232,003	2,369,190	6,602,722	7,139,842

INTEREST EXPENSE:

Deposits	866,819	1,186,004	2,688,952	3,727,127
Short-term borrowings	1,083	27,523	19,852	90,707
Borrowed funds	49,947	32,724	115,279	96,285

Total interest expense	917,849	1,246,251	2,824,083	3,914,119

Net interest income	1,314,154	1,122,939	3,778,639	3,225,723
Provision for loan losses	205,000	50,000	326,000	140,000

Net interest income after provision for credit losses	1,109,154	1,072,939	3,452,639	3,085,723

OTHER INCOME:

Service charges on deposit accounts	102,018	82,556	263,906	219,161
Mortgage underwriting fees - Secondary market	299,718	78, 956	409,957	291,337
Loan servicing fee income	311,335	29,276	449,227	108,441
Other operating income	14,978	236,334	538,005	651,203

Total other income	728,049	427,122	1,661,095	1,270,142

OPERATING EXPENSES:

Salaries and related benefits	655,868	585,357	1,857,863	1,706,616
Net occupancy expense	69,281	62,894	206,620	193,274
Equipment rentals, depreciation, and maintenance	76,917	82,050	221,824	248,876
Data processing	67,676	51,699	177,218	150,201
Other operating expenses	206,579	208,276	671,558	598,663

Total operating expenses	1,076,321	990,276	3,135,083	2,897,630

Income before provision for income taxes	760,882	509,785	1,978,651	1,458,235
Provision for income taxes	227,655	124,933	583,279	400,488

Net income	$ 533,227	$ 384,852	$ 1,395,372	$ 1,057,747

Basic and diluted earnings per common share	$0.97	$0.71	$2.54	$1.94
Dividends per common share	$0.00	$0.00	$0.38	$0.32

See accompanying notes to consolidated financial statements.

LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF

CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Nine Months Ended September 30, 2002		Nine Months Ended September 30, 2001

	Shares	Equity Total	Shares	Equity Total

Balance – Beginning of period	571,225	$ 13,489,714	567,512	$ 12,075,344

Issuance of common stock	4,332	$ 99,009	3,713	$ 74,799

Comprehensive income:
Net Income		$ 1,395,372		$ 1,057,747
Other comprehensive income – Change in net unrealized gain on securities available for sale		365,980		364,198

Total comprehensive income		1,737,013		1,421,945

Dividends Paid		208,458		174,157

Balance – End of period	575,557	$ 15,141,617	571,225	$ 13,397,931

See accompanying notes to consolidated financial statements.

LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

(UNAUDITED)

	Nine Months Ended September 30, 2002	Nine Months Ended September 30, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$ 1,395,372	$ 1,057,747
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	223,499	251,106
Accretion of discounts on securities	(16,645)	(14,197)
Amortization of premiums on securities	5,555	5,320
Stock dividend on other investments at cost	(13,700)	(16,519)
Provision for loan losses	326,000	140,000
Gain on sale of other real estate	(7,252)	0
Loss on sale of premises and equipment	850	0
Change in other operating assets	(338,032)	(238,756)
Change in other operating liabilities	44,573	79,808

Total adjustments	224,848	206,762

Net cash provided by operating activities	1,620,220	1,264,509

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of securities available for sale	2,409,734	2,660,282
Purchase of securities available for sale	(212,500)	(678,125)
Net increase in loans	(14,518,968)	(6,176,555)
Purchase of additional life insurance	0	(371,100)
Capital expenditures	(228,288)	(112,619)
Purchase of other Investments at cost	0	(64,100)

Net cash used in investing activities	(12,550,022)	(4,742,217)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	17,240,343	8,558,940
Net increase in short-term borrowings	467,896	335,262
Principal payments on borrowed funds	(2,000,000)	(2,314)
Proceeds from borrowed funds Director and Employee Stock Purchase Plans	2,000,000 99,009	0 74,799
Dividends Paid	(208,458)	(174,157)

Net cash provided by financing activities	17,598,790	8,792,530

Net increase in cash and cash equivalents	6,668,988	5,314,822
Cash and cash equivalents at beginning	13,892,443	6,446,150

Cash and cash equivalents at end	$ 20,561,431	$ 11,760,972

Supplemental information:

Cash paid during the period for:
Interest	$ 2,826,518	$ 4,050,578
Income taxes	$ 621,744	$ 296,823

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

NOTE 1: BASIS OF PRESENTATION

The consolidated financial statements of The Company, a bank holding company, include the accounts of the Company and its subsidiaries - Bank of Luxemburg, Luxemburg Investment Corporation and Area Development Corporation. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Earnings per common share are based upon the weighted average number of common shares outstanding.  The weighted average number of shares outstanding was 548,285 and 543,882 for the nine month period ending September 30, 2002 and 2001, respectively. The basic and diluted earnings per share are the same for 2002 and 2001.

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

Notional Amount

	September 30, 2002	December 31, 2001

Commitments to extend credit	$10,869,000	$7,554,000
Credit card arrangements	1,422,000	1,268,000
Standby letters of credit	670,000	573,000

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

LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 3: ACCOUNTING CHANGES

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets.”  SFAS No. 141 supersedes Accounting Principles Board (APB) Opinion No. 16, “Business Combinations”, and SFAS No. 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises.”  SFAS No. 141 requires the use of the purchase method of accounting for business combinations initiated after September 30, 2001.  SFAS No. 142 supersedes APB Opinion No. 17, “Intangible Assets.”  SFAS No. 142 addresses how intangible assets acquired outside of a business combination should be accounted for upon acquisition and how goodwill and other intangible assets should be accounted for after they have been initially recognized.  SFAS No. 142 eliminates the amortization for goodwill and other intangible assets with indefinite lives.  Other intangible assets with a finite life will be amortized over their useful life.  Goodwill and other intangible assets with indefinite useful lives shall be tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset may be impaired.  SFAS No. 142 is effective for fiscal years beginning after December 15, 2001.  The Corporation’s adoption of SFAS No. 142 on January 1, 2002 did not have a material impact on the consolidated financial statements.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES

SELECTED QUARTERLY FINANCIAL DATA

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2002	2001	2002	2001
Net Earnings	$ 533,227	$ 384,852	1,395,372	1,057,747
Average Consolidated Balance Sheet Items:
Loans	112,775,971	96,951,622	107,870,745	94,203,567
Taxable Investment Securities	6,361,711	8,706,218	6,835,848	9,465,078
Fed Funds Sold	3,261,346	5,014,929	2,407,285	3,654,772
Municipal Loans & Investments	10,256,479	10,488,486	10,177,410	10,310,758
Other Earning Assets	5,270,119	2,245,091	3,948,666	1,980,498
Total Earning Assets	137,925,626	123,406,346	131,239,954	119,614,673
Total Assets	149,600,280	132,186,884	142,628,768	127,997,173
Deposits	109,485,751	113,287,186	107,370,321	109,554,621
Shareholders’ Equity	14,898,014	13,175,780	14,412,836	12,831,050

Key Ratios:
Average Equity to Average Total
Assets	9.96%	9.97%	10.11%	10.02%
Return on Average Total Assets	1.41%	1.17%	1.31%	1.10%
Return on Average Equity	14.20%	11.72%	12.94%	11.02%
Net Interest Margin	3.78%	3.61%	3.85%	3.61%

NET INTEREST INCOME

Net interest income, the principle source of earnings, is the amount by which interest generated by earning assets exceeds the interest costs of liabilities obtained to fund them. As shown below, net interest income has increased $191,215 or 17.03% to $1,314,154 for the three months ended September 30, 2002, from $1,122,939 for the three months ended September 30, 2001. Net interest income has increased $552,916 or 17.1% to $3,778,639 for the nine months ended September 30, 2002, from $3,225,723 for the nine months ended September 30, 2001.  The net interest income has increased due to Bank growth.  The increase in net interest income is stronger for the nine months ended September 30, 2002, than for the nine months ended September 30, 2001 due to deposit interest rates declining faster than loan interest rates.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2002	2001	2002	2001
Interest Income	$ 2,232,003	$ 2,369,190	$ 6,602,722	$ 7,139,842
Interest Expense	917,849	1,246,251	2,824,083	3,914,119
Net Interest Income	$ 1,314,154	$ 1,122,939	$ 3,778,639	$ 3,225,723

Net Interest Margin	3.78%	3.61%	3.85%	3.61%

RATE/VOLUME ANALYSIS

The impact of changes in volume and interest rates on net interest income for the three and nine months ended September 30, 2002 is illustrated in the following table:

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001.

Increase (Decrease) in Net Interest Income.

	Net Change	Due To Rate	Due To Volume
Interest Income	$ (137,187)	$ (422,608)	$ 285,421
Interest Expense	(328,402)	(420,326)	91,924
Net Interest Income	$ 191,215	$ (2,282)	$ 193,497

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001.

Increase (Decrease) in Net Interest Income.

	Net Change	Due To Rate	Due To Volume
Interest Income	$ (537,120)	$ (1,275,277)	$ 738,157
Interest Expense	(1,090,036)	(1,368,522)	278,486
Net Interest Income	$ 552,916	$ 93,245	$ 459,671

Interest rates on the Bank’s earning assets and interest bearing liabilities were generally lower for the three months and nine months ended September 30, 2002 compared to the three months and nine months ended September 30, 2001.  Average earning assets increased 11.8% and 9.7%, respectively to $137,925,626 for the three months ended September 30, 2002 from $123,406,346 for the three months ended September 30, 2001 and to $131,239,954 for the nine months ended September 30, 2002 from $119,614,673 for the nine months ended September 30, 2001. However, interest bearing liabilities increased 8.6% and 9.2%, respectively to $113,599,744 for the three months ended September 30, 2002 compared to $104,604,180 for the three months ended September 30, 2001 and to $110,742,411 for the nine months ended September 30, 2002 compared to $101,403,551 for the nine months ended September 30, 2001.

OPERATING RESULTS

Net income for the three months ended September 30, 2002, was $533,227 compared to $384,852 for the three months ended September 30, 2001.  The increase of $148,375 primarily reflects an increase in mortgage underwriting and loan servicing fee income and an increase in net interest income. Mortgage underwriting fees - Secondary market and loan service fee income increased $502,821 to $611,053 for the three months ended September 30, 2002, compared to $108,232 for the three months ended September 30, 2001.  This increase is primarily due to the Company originating $31,186,910 of loans sold to the secondary market and collecting service fee income on $80,496,159 of loans sold to the secondary market. The mortgage servicing rights were impaired as of September 30, 2002.  The income noted above for Mortgage underwriting fees – secondary market includes the recording of an impairment of $130,000 to Mortgage servicing rights.  The increase in net interest income of $191,215 for the three months ended September 30, 2002, compared to the three months ended September 30, 2001 is discussed in “Net Interest Income” and “Rate/Volume Analysis” elsewhere in this report.

Total operating expenses increased $86,045 or 8.7% from $990,276 for the three months ended September 30, 2001 to $1,076,321 for the three months ended September 30, 2002.  Salaries and related benefits increased $70,511 or 12.0% to $655,868 for the three months ended September 30, 2002 compared to $585,357 for the three months ended September 30, 2001. An increase in performance based compensation accounted for the majority of the increase. Equipment rentals, depreciation, and maintenance for the three months ended September 30, 2002 decreased $5,133 or 6.3% to $76,917 compared to $82,050 for the three months ended September 30, 2001.  Finally, Data processing expense increased $15,977 or 3.1% for the three months ended September 30, 2002 from $51,699 for the three months ended September 30, 2001 to $67,676 for the three months ended September 30, 2002.

Net income for the nine months ended September 30, 2002, was $1,395,372 compared to $1,057,747 for the nine months ended September 30, 2001.  The increase of $337,625 primarily reflects an increase in mortgage servicing rights and fee income and an increase in net interest income. The increase includes the recording of a $130,000 impairment to mortgage servicing rights.  The increase in net interest income of $552,916 for the nine months ended September 30, 2002, compared to the nine months ended September 30, 2001 is discussed in “Net Interest Income” and “Rate/Volume Analysis” elsewhere in this report.

Total operating expenses increased $237,453 or 8.2% from $2,897,630 for the nine months ended September 30, 2001 to $3,135,083 for the nine months ended September 30, 2002. Salaries and related benefits increased $151,247 or 8.9% to $1,857,863 for the nine months ended September 30, 2002 compared to $1,706,616 for the nine months ended September 30, 2001. Higher performance based compensation accounts for the increase.  Net occupancy expense increased $13,346 or 6.9% to $206,620 for the nine months ended September 30, 2002 compared to $193,274 for the nine months ended September 30, 2001.  Equipment rentals, depreciation, and maintenance for the nine months ended September 30, 2002 decreased $27,052 or 10.9% to $221,824 compared to $248,876 for the nine months ended September 30, 2001.   Data processing expense increased $27,017 or 1.8% for the nine months ended September 30, 2002 from $150,201 for the nine months ended September 30, 2001 to $177,218 for the nine months ended September 30, 2002.  Other operating expenses for the nine months ended September 30, 2002 increased $72,895 or 12.2% to $671,558 from $598,663 for the nine months ended September 30, 2001.

ALLOWANCE FOR LOAN LOSSES

The amount charged to the provision for loan losses by the Bank is based on management’s evaluation as to the amounts required to maintain an allowance adequate to provide for potential losses inherent in the loan portfolio. The level of this allowance is dependent upon the growth in total loans, the total amount of past due and non-performing loans, general economic conditions and management’s assessment of potential losses based upon internal credit evaluations of the loan portfolio and particular loans. Management allocated the allowance based on an assigned risk factor for each category of loans and adjusting the allocation by potential losses of individual loans.  Loans are entirely to borrowers in Northeast Wisconsin with the exception of purchased loans.

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

At September 30, 2002 the Company had $21,657 in loans past due 90 days or more that were still accruing interest as compared to $948,000 for September 30, 2001.  The loans were adequately secured to allow for the repayment of both the principal and interest due.  At September 30, 2002 and September 30, 2001 the Company did not have any loans that met the definition of “Troubled Debt Restructuring”. There were no loans considered impaired as of September 30, 2002.  There was one loan for $75,000 considered impaired under SFAS Nos 114 & 118 as of September 30, 2001. This loan was subsequently charged to the allowance for loan losses in October, 2001.  The Bank had $1,989,000 of non-accrual loans at September 30, 2002 and $661,000 of non-accrual loans at September 30, 2001.

During the three months ended September 30, 2002, $205,000 was expensed to the provision for loan losses compared to $50,000 for the three months ended September 30, 2001. At September 30, 2002 the allowance was $1,400,000 or 1.21% of total loans. This compares to an allowance of $1,096,000 or 1.09% of total loans as of September 30, 2001.  For the three months ended September 30, 2002 the Bank had net charge-offs of $38,000 compared to net charge offs of $103,000 for the three months ended September 30, 2001.  For the nine months ended September 30, 2002 the Bank had net charge-offs of $29,000 compared to net charge offs of $104,000 for the nine months ended September 30, 2001.

The following table summarizes loan charge-offs and recoveries by type of loan for the three months ended September 30, 2002 and 2001:

Loan Type	September 30, 2002		September 30, 2001
	Charge-Off	Recovery	Charge-Off	Recovery

Real Estate	$ 0	$ 0	$ 0	$ 0
Commercial and Industrial	7,000	1,000	75,000	0
Agricultural	0	1,000	0	1,000
Consumer	34,000	1,000	29,000	0

TOTALS	$ 41,000	$ 3,000	$104,000	$1,000

The following table summarizes loan charge-offs and recoveries by type of loan for the nine months ended September 30, 2002 and 2001:

Loan Type	September 30, 2002		September 30, 2001
	Charge-Off	Recovery	Charge-Off	Recovery

Real Estate	$ 0	$ 0	$ 0	$ 0
Commercial and Industrial	10,000	1,000	75,000	0
Agricultural	0	2,000	0	2,000
Consumer	45,000	23,000	39,000	8,000

TOTALS	$ 55,000	$ 26,000	$ 114,000	$ 10,000

The Bank has allocated its allowance for loan losses at the end of each period presented as follows:

	September 30, 2002	September 30, 2001
Balance at End of Period Applicable to:		% of loans to total		% of loans to total
	Amount	Loans	Amount	Loans
Commercial and agricultural	$926,000	57%	$800,000	59%
Real Estate-construction	31,000	0%	62,000	6%
Real Estate-mortgage	115,000	25%	90,000	19%
Consumer	197,000	17%	177,000	16%
Letter of Credit	3,000	1%	0	0%

Total Domestic	1,272,000	100%	1,129,000	100%
Specific Loan Allocation
Unallocated	128,000		(33,338)

TOTALS	$1,400,000	100%	$ 1,095,727	100%

LIQUIDITY AND INTEREST RATE SENSITIVITY

The Company must maintain an adequate liquidity position in order to respond to the short-term demand for funds caused by withdrawals from deposit accounts, extensions of credit and for the payment of operating expenses.  Maintaining this position of adequate liquidity is accomplished through the management of a combination of liquid assets; those which can be converted into cash and access to additional sources of funds.  Primary liquid assets of the Company are cash and due from banks, interest bearing deposits, federal funds sold, investments held as “available for sale” and maturing loans. Federal funds purchased and loans from the Federal Home Loan Bank system represent the Company’s primary source of immediate liquidity and were maintained at a level to meet immediate needs.  Federal Funds Sold averaged approximately $3,261,346 and $5,014,929 for the three months ended September 30, 2002 and 2001, respectively.   Maturities in the Company’s loan and investment portfolios are monitored regularly to avoid matching short-term deposits with long-term loans and investments. Other assets and liabilities are also monitored to provide the proper balance between liquidity, safety, and profitability.  This monitoring process must be continuous due to the constant flow of cash that is inherent in a financial institution.

The Company actively manages its interest rate sensitive assets and liabilities to reduce the impact of interest rate fluctuations. In addition, the Bank monitors the interest rates paid on certificates of deposit as advertised by its competitors and strives to pay competitive interest rates to retain and attract certificates of deposit. Should competitive pressures dictate, the Bank may have to increase rates paid to retain the certificates of  deposit that mature in the next year and any increase in interest rates paid on certificates of deposit may reduce future Company earnings. The Bank also monitors the assets and liabilities that reprice each month to determine the impact on future earnings from anticipated repricings. At September 30, 2002 the Company’s rate sensitive liabilities exceed rate sensitive assets due within one year by $5,077,000.

As part of managing liquidity, the Company monitors its loan to deposit ratio on a daily basis.  At September 30, 2002 the ratio was 86.0% which is within the Company’s acceptable range.

The Company experienced an increase in cash and cash equivalents, its primary source of liquidity, of $6,668,988 for the nine months ended September 30, 2002. The primary source of cash flow for the nine months ended September 30, 2002 was cash provided by financing activities of $17,598,790 which consisted of an increase in deposits of $17,240,343 and an increase in short term borrowing of $467,896. Cash outflow for the nine months ended September 30, 2002 was primarily due to an increase in loans of $14,518,968.  The Company’s management believes its liquidity sources are adequate to meet its operating needs and does not know of any trends, events or uncertainties that may result in a significant adverse effect on the Company’s operations or liquidity position.

The following table illustrates the projected maturities and the repricing mechanisms of the major asset/liability categories of the Company as of September 30, 2002, based on certain assumptions. No prepayment rate assumptions have been made for the loan portfolio. Non-earning loans such as overdrafts, non-accrual loans and loans in process are not included in the table below.  Maturities and repricing dates for investments have been projected by applying the assumptions set forth below to contractual maturities and repricing dates.

	1 Year or Less	1 - 5 Years	5 - 10 Years	After 10 Years

Interest Earning Assets:
Short Term Investments	$ 14,049,000
Investment Securities	$ 2,589,000	$ 6,011,000	$ 4,860,000	$ 1,669,000
Loans
Variable Rate	$ 23,547,000
Real Estate-Construction	$ 5,511,000	$ 674,000
Real Estate-Other	$ 6,095,000	$ 14,865,000	$ 164,000	$ 356,000
Commercial and Industrial	$ 10,216,000	$ 23,268,000	$ 1,887,000	$ 4,136,000
Agricultural	$ 1,703,000	$ 2,804,000	$ 490,000	$ 322,000
Consumer	$ 3,307,000	$ 15,450,000	$ 334,000	$ 168,000
Municipal		$ 13,000	$ 398,000	$ 787,000
Other	$ 532,000	$ -0-	$ -0-	$ -0-

Total Interest Earning Assets	$ 67,549,000	$ 63,085,000	$ 8,133,000	$ 7,438,000

Interest Bearing Liabilities:
Interest Bearing Demand				$ 5,571,000
Savings Deposits	$ 8,687,000			$20,270,000
Money Market Accounts	$ 1,100,000			$ 2,568,000
CD’s	$ 47,512,000	$ 9,050,000
Jumbo CD’s	$ 12,813,000	$ 2,261,000
Other	$ 2,514,000	$ 2,000,000	-0-	-0-

Total Interest Bearing Liabilities	$72,626,000	$ 13,311,000	-0-	$ 28,409,000

Interest Sensitivity Gap per Period	$(5,077,000)	$49,774,000	$ 8,133,000	$(20,971,000)

Cumulative Interest Sensitivity Gap	$(5,077,000)	$44,697,000	$52,830,000	$ 31,859,000

Interest Sensitivity Gap as a Percentage of Earning Assets	(3.5%)	34.0%	5.6%	(14.3%)

Cumulative Sensitivity Gap as a Percentage of Earning Assets	(3.5%)	30.6%	36.1%	21.8%

Item 3.

  Controls and Procedures

(a)

Both the CEO and CFO conclude, based on their most recent evaluation dated within 90 days of the filing date of this report that the Company has effective disclosure controls and procedures to ensure proper quarterly reporting.

(b)

There were not significant changes in the Company’s internal controls or in other factors that could significantly affect the controls subsequent to the date of their evaluation.

PART II - OTHER INFORMATION

Item 6.     Exhibits and reports on Form 8-K

   (a)  Exhibits

99.1 Certification of CEO pursuant to section 906 of Sarbanes-Oxley Act of 2002.

99.2 Certification of CFO pursuant to section 906 of Sarbanes-Oxley Act of 2002.

                  (b)  Reports on Form 8-K

During the quarter ended September 30, 2002, the registrant did not file any reports on Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                                                                           LUXEMBURG BANCSHARES, INC.

                                (Registrant)

 /s/ John A. Slatky                                                  /s/ Sheri L.Knope

John A. Slatky,

   Sheri L. Knope,

President and Chief Executive Officer                 Treasurer/CFO

Date November 13, 2002                                          Date November 13, 2002

Statement

I, John Slatky, certify that:

1.

I have reviewed this Form 10-QSB of Luxemburg Bancshares, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading in respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and of, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)

Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)

All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)

Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there are significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 13, 2002

 /s/John Slatky

John Slatky

           Chief Executive Officer

Statement

I, Sheri Knope, certify that:

1.

I have reviewed this Form 10-QSB of Luxemburg Bancshares, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading in respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and of, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)

Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)

All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)

Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there are significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

 /s/Sheri Knope

Sheri Knope

           Treasurer/CFO