Form 10KSB
period 2002-12-31
LUXEMBURG BANCSHARES INC
filed 2003-03-21
CIK 1037265

                                                                               .
                                                                               .
                                                                               .
================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days. Yes X   No   .
                                                     ---    ---

Check if there is no disclosure of delinquent filers in response to Item 405 of regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

       Issuer's revenues for the year ended December 31, 2002. $11,420,178

   The aggregate market value (determined using the book value per share) of common stock held by non-affiliates of the registrant as of
                          March 7, 2003 was $12,155,693

    The number of shares outstanding of the registrant's common stock as of
                           March 7, 2003 was 553,785

                       DOCUMENTS INCORPORATED BY REFERENCE
          Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the 2003 Annual Meeting of
            Shareholders are incorporated by reference into Part III.


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

         As of December 31, 2002, the Company had total consolidated assets of $154.2 million and total stockholders' equity of $15.4 million.

THE BANK

         The Bank was chartered by the Wisconsin Banking Department (now the Wisconsin Department of Financial Institutions ("DFI")) on October 6, 1903. Bank deposits are insured by the Federal Deposit Insurance Corporation ("FDIC"). The Bank conducts business at the Main Office at 630 Main Street, Luxemburg, Wisconsin with other offices located at E166 County Hwy. S., Luxemburg ("Dyckesville office") and 602 Center Drive, Luxemburg ("IGA Supermarket office") and 100 Old Orchard Avenue, Casco ("Casco Office") in Kewaunee County and 1311 Bellevue Street, Green Bay ("Bellevue office") in Brown County. The Bank also maintains eight automated teller machines ("ATMs") in Kewaunee, Brown and Door Counties.

         The Bank provides a full range of consumer and commercial banking services to individuals, businesses and farms. The basic services offered include: demand deposit accounts, money market deposit accounts, NOW accounts, time deposits, safe deposit services, credit cards, direct deposits, notary services, money orders, night depository, travelers' checks, cashier's checks, savings bonds, secured and unsecured consumer, commercial and real estate loans and stand-by letters of credit. The Bank offers automated teller machine cards through the PULSE ATM network. In addition, the Bank purchased the financial planning and alternative investment marketing of Total Financial Concepts in January 1996. Now, through Raymond James, the bank provides financial planning, estate planning and retirement planning services and to market mutual funds, annuities, life insurance products, Individual Retirement Accounts (IRAs) and other pension programs.

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

         The Bank's business plan is based on being a strong, established, locally owned bank providing financial services to its local communities. The Bank's main office and three branch offices are located in western Kewaunee County, serving approximately 25% of the county's 20,187 population. The Bank also serves a small portion of southern Door County from these locations. The Bank serves eastern Brown County with these locations and an office in the Green Bay, Wisconsin market. The Bank targets the individual and small business customers within these markets and emphasizes the advantages of local ownership, such as responsive local loan decisions and community involvement.

AREA DEVELOPMENT CORPORATION

         The Company formed Area Development Corporation as a subsidiary to provide the Company with a vehicle to invest in the community in real estate developments which assist low and moderate income residents. To date, the Area Development Corporation has assisted by working with the low-income housing program in Luxemburg by providing officers to serve on the board and to advise on the current and future low-income housing projects; assisting the low-income housing development committee in Dyckesville; researching a low-income housing project and putting aside funds to purchase property if necessary to begin the project; and providing funds to determine the need for library services locally for all community residents. This subsidiary is currently inactive.

LUXEMBURG INVESTMENT CORPORATION

         Luxemburg Investment Corporation ("Investment Corporation") is a wholly-owned subsidiary of the Bank. Luxemburg Investment Corporation is a Nevada corporation, the business of which is to hold, invest and reinvest a portion of the investment portfolio of the Bank. See "INVESTMENTS".

LENDING ACTIVITIES

         The Bank offers a range of lending services, including real estate, commercial, consumer and agriculture, to individuals, small business and other organizations that are located in or conduct a substantial portion of their business in the Bank's market area. The Bank's total loans as of December 31, 2002 were $117.4 million, or approximately 76% of total consolidated assets. In addition, the Bank services $93.5 million in consumer real estate loans sold to the Federal Home Loan Mortgage Corporation ("FHLMC") and the Federal Home Loan Bank ("FHLB"). Interest rates charged on loans vary with the degree of risk, maturity, and amount of the loan, and are further subject to competitive pressures, cost and availability of funds and government regulations.

         The Bank maintains a comprehensive loan policy that establishes guidelines with respect to all categories of lending activity. The policy establishes lending authority for each individual loan officer, the officer committee and the board. All loans to directors and executive officers are approved by the Board of Directors. The loans are concentrated in four major areas: real estate loans, commercial loans, consumer loans and agricultural loans. The lending strategy is to develop a high quality loan portfolio.

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

         The Bank also provides services to support dairy farms in the rural areas of Kewaunee and southern Door counties. About seven (7%) percent of the Bank's loan portfolio, $8.3 million, is in agricultural loans (including agricultural real estate loans). The loans provide financing for real estate and personal property purchases, as well as operational lines of credit and production financing. The credit terms are typically similar to other commercial loans. The Bank will provide direct financing, as well as guaranteed financing, through Federal (FmHA) and State of Wisconsin (WHEDA) sponsored programs.

DEPOSIT ACTIVITIES

         Deposits are the major source of the Bank's funds for lending and other investment activities. The Bank considers the majority of its regular savings, investors choice, demand, NOW and money market deposit accounts to be core deposits. These accounts comprised approximately 47% of the Bank's total deposits at December 31, 2002. Approximately 53% of the Bank's deposits at December 31, 2002 were certificates of deposit. Generally, the Bank attempts to maintain the rates paid on its deposits at a competitive level. Deposits of $100,000 and over made up approximately 28% of the Bank's total deposits at December 31, 2002. The majority of the deposits of the Bank are generated from Kewaunee and Brown Counties. For additional information regarding the Bank's deposit accounts, see "Management's Discussion and Analysis or Plan of Operation
- Liquidity and Interest Rate Sensitivity" and Note 8 of Notes to Consolidated Financial Statements.

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

         Federal banking regulatory agencies have established capital adequacy rules which take into account risk attributable to balance sheet assets and off-balance sheet activities. All banks and bank holding companies must meet a minimum total risk-based capital ratio of 8%, of which at least one-half must be comprised of core capital elements defined as Tier 1 capital (which consists principally of shareholders' equity). The federal banking agencies also have adopted leverage capital guidelines which banking organizations must meet. Under these guidelines, the most highly rated banking organizations must meet a minimum leverage ratio of at least 4% Tier 1 capital to total assets. Failure to meet minimum capital requirements can initiate certain mandatory -- and possible additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the consolidated financial statements. The risk-based and leverage standards presently used by the Federal Reserve Board are minimum requirements, and higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual banking organizations. The Federal Reserve Board has advised the Company of specific minimum capital ratios. To be well capitalized under the regulatory framework, the Tier 1 capital ratio must meet or exceed 4%, the total risk based capital ratio must meet or exceed 8% and the leverage ratio must meet or exceed 4%. As of December 31, 2002, the Company had a consolidated total risk-based capital ratio of 12.9%, a Tier I risk-based capital ratio of 11.7% and a leverage ratio of 9.6%.


         Federal law provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. In addition, a bank holding company's controlled insured depository institutions are liable for any loss incurred by the FDIC in connection with the default of, or any FDIC-assisted transaction involving, an affiliated insured bank or savings association. The extent of the regulators' power depends on whether the institution in question is "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," or "critically undercapitalized." To be well capitalized under the regulatory framework, the Tier 1 capital ratio must meet or exceed 6%, the total capital ratio must meet or exceed 10% and the leverage ratio must meet or exceed 5%. At December 31, 2002, the most recent notification from the FDIC, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's category. As of December 31, 2002, the Bank had a total risk-based capital ratio of 11.8%, a Tier I risk-based capital ratio of 10.7% and a leverage ratio of 8.7%. The Bank was deemed well capitalized as of December 31, 2002 and 2001.

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

         In 2001, Congress enacted the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the "USA PATRIOT Act"). The USA PATRIOT Act is designed to deny terrorists and criminals the ability to obtain access to the United States financial system, and has significant implications for depository institutions, brokers, dealers, and other businesses involved in the transfer of money. The USA PATRIOT Act mandates or will require financial services companies to implement additional policies and procedures with respect to, or additional measures designed to address, any or all of the following matters, among others: money laundering, terrorist financing, identifying and reporting suspicious activities and currency transactions, and currency crimes.


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

EMPLOYEES

         As of February 3, 2003, the Company employed 45 full-time employees and 20 part-time employees. The employees are not represented by a collective bargaining unit. The Company considers relations with employees to be good.

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

         On May 24, 1999, the Bank opened its Casco office (located at 100 Old Orchard Avenue, Casco, Wisconsin). The Bank owns its Casco Office.

         The Bank has installed an ATM at its Dyckesville, Bellevue and Casco Offices, the Main Street Station and Simonar's Service in Luxemburg, the Hwy. 54 T-Mart in New Franken, FS Fast Stop in Forestville and the Hwy. 29 & P C-Mart in Henrysville. These remote ATMs provide additional banking convenience for the customers of the Bank, and generate an additional source of fee income.

ITEM 3.  LEGAL PROCEEDINGS.

         Neither the Company, the Bank nor any other subsidiary is subject to any material pending litigation at this time.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to the shareholders during the fourth quarter of 2002.


                      EXECUTIVE OFFICERS OF THE REGISTRANT

         Following are the persons who were the executive officers of Luxemburg Bancshares, Inc. as of December 31, 2002, their ages as of March 31, 2003, their current titles and positions held during the past five years:

         JOHN A. SLATKY, - Age 51. Mr. Slatky is President, Chief Executive Officer and a director of the Company and Vice Chairman of the Bank. He commenced employment with the Bank in 1984 and has held various executive positions with the Company or the Bank since 1986. He was employed at the Kimberly State Bank (an Associated Bank) from 1974 through 1983. Mr. Slatky has been a director of the Company since 1987 and a director of the Bank since 1986.

         DAVID L. LUEBBERS, - Age 53. Mr. Luebbers, President and a director at the Bank, has held numerous officer positions since 1989, most recently as Executive Vice President. Mr. Luebbers is responsible for overseeing all loan operations and managing the investment portfolio. Mr. Luebbers also serves as one of the Company's Vice Presidents. Mr. Luebbers has been a director of the Company and the Bank since 2000.

         SHERI L. KNOPE, CPA, CIA- Age 32. Mrs. Knope, CFO of the Company, has over seven years of financial institution experience. Most recently, Mrs. Knope was a Senior Accountant at Wipfli Ullrich Bertelson LLP where she was responsible for performing financial institution audits. She was employed at F&M Bank (Citizen's Bank) from 1994 to 1998. The Company has employed Mrs. Knope since March 2001.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS.

         There is no established public trading market for the Common Stock and such trading activity, as it occurs, takes place in privately negotiated transactions.

         At February 3, 2003 there were approximately 785 shareholders of record of the Common Stock.

         The Company has paid the following cash dividends on its shares of Common Stock since 2001:

           Year Ended December 31                  Dividends Per Share
           ----------------------                  -------------------
                    2001                                 $0.670
                    2002                                 $0.790

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


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         The following discussion and analysis of the Company relates to the years ended December 31, 2002 and 2001 and should be read in conjunction with the Company's consolidated financial statements and notes thereto included elsewhere herein.

CRITICAL ACCOUNTING POLICIES

         The Company has established various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of the Company's consolidated financial statements. The significant accounting policies of the Company are described in the footnotes to the consolidated financial statements contained in the Company's Annual Report on Form 10-KSB and updated as necessary in its Quarterly Reports on Form 10-QSB. Certain accounting policies involve significant judgements and assumptions by management which may have a material impact on the carrying value of certain assets and liabilities; management considers such accounting policies to be critical accounting policies. The judgements and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of judgements and assumptions made by management, actual results could differ from these judgements and estimates which could have a material impact on the carrying values of assets and liabilities and the results of the operations of the Company.

         Management considers the following to be those accounting policies that require significant judgements and assumptions:

Allowance for Loan and Lease Losses

         The allowance for loan and lease losses is determined using a methodology which reserves currently for those loans and leases in which it is determined that a loss is probable based on characteristics of the individual loan, historical loss patterns of similar "homogeneous" loans and environmental factors unique to each measurement date. This reserving methodology has the following components:

         Specific Reserve. The amount of specific reserves is determined through a loan-by-loan analysis of problem loans over a minimum size that considers expected future cash flows, the value of collateral and other factors that may impact the borrower's ability to make payments when due. Included in this group are those non-accrual or renegotiated loans, which meet the criteria as being "impaired" under the definition in SFAS 114. A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Problem loans also include those credits that have been internally classified as credits requiring management's attention due to underlying problems in the borrower's business or collateral concerns. Ranges of loss are determined based on best-and worst-case scenarios for each loan.

         Collective Loan Impairment. This component of the allowance for loan and lease losses is based on the following:

         The Company makes a significant number of loans and leases, which due to their underlying similar characteristics, are assessed for loss as "homogeneous" pools. Included in the homogeneous pools are loans and leases from the retail sector and commercial loans under a certain size, which have been excluded from the specific reserve allocation previously discussed. The Company segments the pools by type of loan or lease and using historical loss information estimates a loss reserve for each pool.

         The Company's senior lending management also allocates reserves for environmental conditions which are unique to the measurement period. These include environmental factors, such as economic conditions in certain geographical or industry segments of the portfolio, economic trends in the retail lending sector and peer-group loss history. Reserves allocated are based on estimates of loss that senior lending management has isolated based on these economic trends or conditions.

         The Company has not substantively changed any aspect to its overall approach in the determination of the allowance for loan and lease losses. There have been no material changes in assumptions or estimation techniques as compared to prior periods that impacted the determination of the current period allowance. Management recognizes there are significant estimates in the process and the ultimate losses could be significantly different from those currently estimated.

Mortgage Servicing Rights

         Establishing the value of mortgage servicing rights. Mortgage servicing rights (MSR's) are established on loans (primarily mortgage loans) that we originate and sell, but continue to service as we collect the payments and tax escrows. Generally Accepted Accounting Principles require that the Company recognize, as income, the estimated fair market value of the asset when originated, even though management does not intend to sell these rights. The estimated value of MSR's is the present value of future net cash flows from the servicing relationship using current market assumptions for factors such as prepayments and servicing costs. As the loans are repaid and the servicing revenue is earned, MSR's are amortized. Net servicing revenues and newly originated MSR's generally exceed this amortization expense. However, if actual prepayment experience is greater than anticipated and new loan volume declines, net servicing revenues may be less than expected and a charge to earnings may result.

RESULTS OF OPERATIONS

    YEAR ENDED DECEMBER 31, 2002 COMPARED TO THE YEAR ENDED DECEMBER 31, 2001

         The Company's results of operations depend primarily on the level of its net interest margin, its provision for loan losses, its non-interest income and its operating expenses. Net interest income depends on the volume of and rates associated with interest earning assets and interest bearing liabilities which results in the net interest margin. Net income increased $398,867 or 26.0% to $1,931,567 for the year ended December 31, 2002 from $1,532,700 for the year ended December 31, 2001. The growth of the Bank was due to increased net interest margin and the growth of non-interest income. The following table summarizes the Company's operating performance for the years specified.

                             Year Ended December 31,
                          ----------------------------
                          2002                    2001
                          ----                    ----
Return on Assets          1.25%                   1.10%
Return on Equity         12.58%                  11.36%

         Net Interest Income. Net interest income increased $750,595 or 17.0% to $5,174,462 for the year ended December 31, 2002 from $4,423,867 for the year ended December 31, 2001. Total interest income decreased $579,572 for the year ended December 31, 2002 to $8,837,349 from $9,416,921 for the year ended December 31, 2001. This decrease is primarily the result of a decrease in the average yield on earning assets. The average interest rate on loans decreased from 8.47% for the year ended December 31, 2001 to 7.14% for the year ended December 31, 2002. The average interest rate on fed funds sold decreased from 3.40% for the year ended December 31, 2001 to 1.59% for the year ended December 31, 2002. The average yield on earning assets decreased from 7.72% for the year ended December 31, 2001 to 6.58% for the year ended December 31, 2002.

         Total interest expense decreased $1,330,167 or 26.6% to $3,662,887 for the year ended December 31, 2002 from $4,993,054 for the year ended December 31, 2001. This decrease was due primarily to lower average rates paid on savings and other time deposits for the year ended December 31, 2002 compared to the year ended December 31, 2001. Total interest bearing liabilities averaged $111,622,808 for the year ended December 31, 2002 as compared to $102,731,098 for the year ended December 31, 2001. The average rate paid on savings accounts decreased to 1.59% for the year ended December 31, 2002 compared to 3.13% for the year ended December 31, 2001. The average rate paid on other time deposits decreased to 4.09% for the year ended December 31, 2002 compared to 5.83% for the year ended December 31, 2001. The average cost of interest bearing liabilities for the year ended December 31, 2002 was 3.28% compared to an average cost of interest bearing liabilities of 4.86% for the year ended December 31, 2001.

         The following table summarizes the maturities of time deposits of $100,000 or more as of December 31, 2002:


                                        Certificates of Deposit of    Other Time Deposits of
     Time Until Maturity                      $100,000 or More           $100,000 or More
     -------------------                      ----------------           ----------------
3 months or less                                $ 4,520,000                $   100,000
3 through 6 months                                1,669,000                    164,000
6 through 12 months                               6,330,000                    101,000
over 12 months                                    3,334,000                          0
                                                -----------                -----------

Totals                                          $15,853,000                $   365,000
                                                -----------                -----------


         The following table details average balances, interest income/expense and average rates/yields for the Company's earning assets and interest bearing liabilities for the years ended December 31, 2002 and 2001. For purposes of the analysis below, any adjustments of interest income due to loans being placed on non-accrual status, the recovery of previously charged off past due interest or the return of a loan to full accrual status have been included in interest income on loans and have been included in the analysis of the reported yield on loans. The analysis below excludes any changes in the fair market value of investment securities available for sale. For purposes of the analysis below, the Company does not report yields and earnings on its tax-exempt investments and loans on a tax-equivalent basis.

                                     Year End December 31, 2002                        Year End December 31, 2001
                                     --------------------------                        --------------------------
                                                 Interest     Average                           Interest        Average
                                  Average        Income/       Yield/           Average         Income/          Yield/
                                  Balance        Expense        Rate            Balance         Expense           Rate
                                  -------        -------        ----            -------         -------           ----
ASSETS:
Interest Bearing:
   Loans                        $109,488,301    $7,814,362      7.14%        $ 95,678,524      $8,107,417         8.47%
   Taxable Investments
       and Mortgaged
       Backed Securities           6,527,965       368,698      5.65%           9,168,325         548,169         5.98%
   Fed Funds Sold                  3,128,022        49,825      1.59%           4,312,726         146,835         3.40%
   Municipal Loans and
       Investments                10,203,765       471,656      4.62%          10,345,065         484,215         4.68%
   Other                           4,906,260       132,808      2.71%           2,440,074         130,285         5.34%
                                ------------    ----------                   ------------      ----------
Total                            134,254,313     8,837,349      6.58%         121,944,714       9,416,921         7.72%
                                                ==========                                     ==========
CSV Life Insurance                 1,667,861                                    1,321,964
Non-Earning Assets                 9,823,398                                    7,443,182
                                ------------                                 ------------
TOTAL ASSETS                    $145,745,572                                 $130,709,860
                                ============                                 ============

LIABILITIES:
Interest Bearing:
   Demand                       $  5,805,007    $   94,363      1.63%        $  5,723,507        $ 69,590         1.22%
   Savings                        32,030,579       510,436      1.59%          26,832,984         839,159         3.13%
   Other Time Deposits            70,195,983     2,872,536      4.09%          65,864,066       3,837,200         5.83%
   Borrowings                      3,591,239       185,552      5.17%           4,310,541         247,105         5.73%
                                ------------    ----------                   ------------      ----------
Total                            111,622,808    $3,662,887      3.28%         102,731,098      $4,993,054         4.86%
                                                ==========                                     ==========
Non-Interest-bearing
   Liabilities                    17,869,739                                   13,540,799
Other Liabilities                  1,679,240                                    1,436,568
                                ------------                                 ------------
Total Liabilities                131,171,787                                  117,708,465
Equity                            14,573,785                                   13,001,395
                                ------------                                 ------------
TOTAL LIABILITIES & EQUITY      $145,745,572                                 $130,709,860
                                ============                                 ============

Recap:
   Interest Income                              $8,837,349      6.58%                          $9,416,921         7.72%
   Interest Expense                              3,662,887      3.28%                           4,993,054         4.86%
                                                ----------      -----                          ----------         -----

Net Interest Income/
Spread                                          $5,174,462      3.30%                          $4,423,867         2.86%
                                                ==========                                     ==========

Contribution of Non-
   Interest-Bearing Funds                                       0.55%                                             0.77%
                                                                -----                                             -----
Net Interest Margin                                             3.85%                                             3.63%
                                                                =====                                             =====
Ratio of Average
   Interest-Earning
   Assets to Average
   Interest-Bearing
   Liabilities                                                120.27%                                           118.70%

Average balances are computed using daily average balances.

         The following tables set forth an analysis of volume and rate changes in interest income and interest expense of the Company's average earning assets and average interest bearing liabilities. The tables distinguish between the changes related to average outstanding balances of assets and liabilities (changes in volume holding the initial average rate constant) and the changes related to average interest rates (changes in the average rate holding the initial average outstanding balance constant). The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

         Year ended December 31, 2002 compared to year ended December 31, 2001.

                                      Increase (Decrease) in Net Interest Income
                                      ------------------------------------------
                                           Net          Due to         Due to
                                         Change          Rate          Volume
                                         ------          ----          ------
Interest Earning Assets:
   Loans                              $  (293,055)   $(1,375,050)   $ 1,081,995
   Taxable Investments and
      Mortgage Backed
      Securities                         (179,471)       (28,935)      (150,536)
   Fed Funds Sold                         (97,010)       (63,982)       (33,028)
   Municipal Loans and
      Investments                         (12,559)        (5,988)        (6,571)
   Other                                    2,523        (85,520)        88,043
                                      -----------    -----------    -----------
   TOTAL                                 (579,572)    (1,559,475)       979,903
                                      -----------    -----------    -----------

Interest Bearing Liabilities:
   Interest Bearing
      Demand                               24,773         23,769          1,004
   Savings                               (328,723)      (468,699)       139,976
   Other Time Deposits                   (964,664)    (1,203,444)       238,780
   Other                                  (61,553)       (22,876)       (38,677)
                                      -----------    -----------    -----------
   TOTAL                               (1,330,167)    (1,671,250)       341,083
                                      -----------    -----------    -----------

Net Change in Net
Interest Income                       $   750,595    $   111,775    $   638,820
                                      ===========    ===========    ===========

     Year ended December 31, 2001 compared to year ended December 31, 2000.


                                   Increase (Decrease) in Net Interest Income
                                   ------------------------------------------
                                       Net           Due to         Due to
                                     Change           Rate          Volume
                                     ------           ----          ------
Interest Earning Assets:
   Loans                            $ 173,524      $(304,626)     $ 478,150
   Taxable Investments and
      Mortgage Backed
      Securities                      (98,174)       (19,803)       (78,371)
   Fed Funds Sold                      84,231        (38,910)       123,141
   Municipal Loans and
      Investments                      11,606        (13,485)        25,091
   Other                               69,674         (1,374)        71,048
                                    ---------      ---------      ---------
   TOTAL                              240,861       (378,198)       619,059
                                    ---------      ---------      ---------

Interest Bearing Liabilities:
   Interest Bearing
      Demand                             (705)       (14,401)        13,696
   Savings                            (45,178)      (175,326)       130,148
   Other Time Deposits                (83,236)      (180,672)        97,436
   Other                               31,702        (33,916)        65,618
                                    ---------      ---------      ---------
   TOTAL                              (97,417)      (404,315)       306,898
                                    ---------      ---------      ---------

Net Change in Net
Interest Income                     $ 338,278      $  26,117      $ 312,161
                                    =========      =========      =========


         Provision for Loan Losses. The amount charged to the provision for loan losses by the Bank is based on management's evaluation as to the amounts required to maintain an allowance adequate to provide for potential losses inherent in the loan portfolio. The level of this allowance is dependent upon the total amount of past due and non-performing loans, general economic conditions and management's assessment of potential losses based upon internal credit evaluations of loan portfolios and particular loans. In 2002, management allocated the allowance based on an assigned risk factor for each category of loans and adjusting the allocation by the potential loss of individual loans. Specific factors considered by management in setting the allowance for loan losses consist of the following:

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

         At December 31, 2002 and 2001 the Company did not have any loans that meet the definition of troubled debt restructuring contained in SFAS No. 15. The Company had three loans considered to be impaired under SFAS Nos. 114 and 118 at December 31, 2002, and no loans considered to be impaired at December 31, 2001, as discussed in Footnote 4 of the Company's Consolidated Financial Statements. Loans past due 90 days or more that were still accruing interest totaled $3,000 at December 31, 2002. At December 31, 2001 loans past due 90 days or more that were still accruing interest totaled $26,000. Non-performing loans at December 31, 2002 were $2,529,749 compared to $637,000 at December 31, 2001. Two loan portfolios placed on non-accrual status in 2002 account for $1,759,635 of the $1,892,749 increase in non-accrual loans. One loan portfolio is outstanding to a real-estate developer and the other loan portfolio is outstanding to a farmer. Both have had a down turn in their portfolio due to the economy. Senior loan management does not expect a loss on either loan portfolio.

         During the year ended December 31, 2002, $486,000 was charged to the provision for loan losses compared to $300,000 for the year ended December 31, 2001. At December 31, 2002, the allowance was $1,469,023 or 1.26% of total loans. This compares to an allowance of $1,102,757 or 1.07% of total loans as of December 31, 2001. Net charge offs were $120,000 for the year ended December 31, 2002 as compared to a net charge offs of $257,000 for the year ended December 31, 2001.

         The following table summarizes loan charge-offs and recoveries by type of loan for the years ended December 31, 2002 and 2001:

     LOAN TYPE                        DECEMBER 31, 2002      DECEMBER 31, 2001
     ---------                        -----------------      -----------------

                                   Charge-Off   Recovery   Charge-Off   Recovery
                                   ----------   --------   ----------   --------
Real Estate                         $    ---    $    ---    $    ---    $    ---
Commercial and Industrial             53,000       1,000     187,000      21,000
Agricultural                             ---       2,000         ---       3,000
Consumer                              97,000      27,000     102,000       8,000
                                    --------    --------    --------    --------

TOTALS                              $150,000    $ 30,000    $289,000    $ 32,000
                                    ========    ========    ========    ========



         The Company had net charge offs to average total loans of 0.11% for the year ended December 31, 2002 and 0.27% for the year ended December 31, 2001.

         The Bank has allocated its allowance for loan losses at the end of each period presented as follows:



 Balance at End of Period Applicable to:                   December 31, 2002             December 31, 2001
 ---------------------------------------                   -----------------             -----------------

                                                                          % of                          % of
                                                                        Loans to                      Loans to
                                                                          Total                         Total
                                                           Amount         Loans         Amount          Loans
                                                           ------         -----         ------          -----
Commercial and agricultural                              $ 1,022,000           52%   $  690,000           54%
Real Estate-construction                                      24,000           10%      116,000           11%
Real Estate-mortgage                                         103,000           31%      143,000           27%
Consumer                                                     199,000            7%       78,000            8%
                                                         -----------   ----------    ----------   ----------

Total Domestic                                             1,348,000          100%    1,027,000          100%

Specific loan allocation                                      44,000                          0
Unallocated                                                   77,000                     76,000
                                                              ------                     ------

TOTALS                                                   $ 1,469,000          100%   $1,103,000          100%
                                                         ===========   ==========    ==========   ==========

         Other Operating Income. Total other operating income for the year ended December 31, 2002, increased $542,460 or 26.6% to $2,582,829 from $2,040,369 for the year ended December 31, 2001. Loan fees from the sale and servicing of loans for the secondary mortgage market increased $564,504 or 60.3% to $1,501,195 for the year ended December 31, 2002 from $936,691 for the year ended December 31, 2001. The Company originated $82,595,891 of loans for the secondary market for the year ended December 31, 2002 compared to $57,496,140 for the year ended December 31, 2001. The loans serviced by the Company increased to $93,458,215 on December 31, 2002 from $61,448,364 on December 31, 2001. Service charges on deposit accounts increased $55,551 or 18.6% to $354,035 for the year ended December 31, 2002 from $298,484 on December 31, 2001. Other operating income decreased $77,595 or 9.6% to $727,599 for the year ended December 31, 2002 from $805,194 for the year ended December 31, 2001. The primary reasons for decreases in other income was a decline in other loan fees and a decline in commissions and managed fee income.

         Operating Expenses. Total operating expenses for the year ended December 31, 2002 increased $499,921 or 12.5% to $4,492,272 from $3,992,351 for the year ended December 31, 2001. Salaries and related benefits increased $288,153 or 11.8% to $2,720,227 for the year ended December 31, 2002 from $2,432,074 for the year ended December 31, 2001. This increase is primarily due to wage increases, higher performance based bonuses, and higher costs for employee benefit programs. Occupancy expenses for the year ended December 31, 2002 increased $24,078 or 9.3% to $283,928 from $259,850 for the year ended December 31, 2001. Equipment rentals, depreciation and maintenance increased $25,004 or 9.5% to $288,515 for the year ended December 31, 2002 from $263,511 for the year ended December 31, 2001. This increase is primarily due to an increase in depreciation and repairs and maintenance contracts. Data processing expenses increased $39,486 or 19.4% to $242,648 for the year ended December 31, 2002 from $203,162 for the year ended December 31, 2001. Other operating expenses increased $123,200 or 14.8% to $956,954 for the year ended December 31, 2002 from $833,754 for the year ended December 31, 2001. This increase results from additional expenses associated with professional fees, advertising, telephone expenses, card service expenses, and charity scholarship expenses.

         Dividends and Equity Capital. The Company paid its shareholders dividends of $433,373 or $0.79 per share for the year ended December 31, 2002 and $364,641 or $0.67 per share for the year ended December 31, 2001. The following table summarizes the Company's dividend pay out ratio and average capital position for the years specified.

                                             Year Ended December 31,
                                             -----------------------
                                            2002                 2001
                                            ----                 ----
       Dividend Payout Ratio               22.44%               23.79%
       Equity to Assets Ratio              10.00%                9.95%


LIQUIDITY AND INTEREST RATE SENSITIVITY

         The Company must maintain an adequate liquidity position in order to respond to the short-term demand for funds caused by withdrawals from deposit accounts, extensions of credit and for the payment of operating expenses. Maintaining this position of adequate liquidity is accomplished through the management of liquid assets, those which can be converted into cash and access to additional sources of funds. Liquid assets of the Company are cash and due from banks, federal funds sold, investments held as "available for sale" and maturing loans. Deposits, federal funds purchased and loans from the Federal Home Loan Bank system represent the Company's primary source of immediate liquidity. The Company's liquidity was maintained at a level sufficient to meet immediate needs. Federal funds sold averaged approximately $3,128,000 and $4,313,000 for the years ended December 31, 2002 and 2001, respectively. Maturities in the Company's loan and investment portfolios are monitored regularly to avoid matching short-term deposits and long-term loans and investments. Other assets and liabilities are also monitored to provide the proper balance between liquidity, safety, and profitability. This monitoring process must be continuous due to the constant flow of cash which is inherent in a financial institution.

         The Company actively manages its interest rate sensitive assets and liabilities to reduce the impact of interest rate fluctuations. In addition, the Bank monitors the interest rates paid on certificates of deposit as advertised by its competitors and endeavors to pay competitive interest rates to retain and attract certificates of deposit. Should competitive pressures dictate, the Bank may have to increase rates paid to retain the certificates of deposit that mature in the next year and any increase in interest rates paid on certificates of deposit may reduce future Company earnings. The Bank also monitors the assets and liabilities that reprice each month to determine the impact on future earnings due to anticipated repricings. At December 31, 2002, the Company's rate sensitive liabilities exceed rate sensitive assets due within one year by $5,091,000.

         As part of managing liquidity, the Company monitors its loan to deposit ratio on a daily basis. The Company also monitors the levels of assets and liabilities that reprice with changes in the prime rate. At December 31, 2002, the Bank had net repriceable prime rate sensitive assets of $25,325,000. The Bank's repriceable "Tied to Prime" certificates of deposit, which have a 4.0% floor and 8.0% ceiling, totaled $6,108,000 at December 31, 2002.

         The Company experienced an increase in cash and cash equivalents, its primary source of liquidity, of $3,382,785 during 2002. The primary sources of cash flow for 2002 were a net increase in deposits of $12,135,242, proceeds from maturities of securities available for sale of $3,100,681, and the Company's cash flow from operations of $3,362,916. Cash flow from financing activities as well as from investing activities were used to fund loan growth of $14,866,768. The Company's management believes its liquidity sources are adequate to meet its operating needs and does not know of any trends, events or uncertainties that may result in a significant adverse effect on the Company's liquidity position.

         The following table illustrates the projected maturities and the repricing mechanisms of the major asset/liability categories of the Company as of December 31, 2002, based on certain assumptions. No prepayment assumptions have been made for the loan portfolio. Non-earning loans such as overdrafts, non-accrual loans and loans in process are not included in the table below. Maturities and repricing dates for investments have been projected by applying the classifications set forth below to contractual maturities and repricing dates. The Bank's variable rate loans consist primarily of commercial loans which reprice with changes in the prime rate and are generally written for a 1 year term.



                                     1 Year or Less     1 - 5 Years    5 - 10 Years   After 10 Years
                                     --------------     -----------    ------------   --------------
Interest Earning Assets:
   Short Term Investments             $ 12,392,000     $         --    $         --    $         --
   Investment Securities                 2,637,000        5,312,000       5,149,000       1,198,000
   Loans:
      Variable Rate                     25,325,000               --              --              --
      Real Estate-Construction           4,261,000          481,000              --              --
      Real Estate-Other                  4,705,000       14,378,000         171,000         288,000
      Commercial and Industrial          9,520,000       23,056,000       1,806,000       3,672,000
      Agricultural                       3,327,000        2,415,000         485,000         260,000
      Consumer                           3,796,000       15,302,000         303,000         170,000
      Municipal                             87,000          253,000         851,000              --
                                      ------------     ------------    ------------    ------------


Total Loans                             51,021,000       55,885,000       3,616,000       4,390,000
                                      ------------     ------------    ------------    ------------
   Other                                   486,000               --              --              --
                                      ------------     ------------    ------------    ------------
Total Interest Earning Assets           66,536,000       61,197,000       8,765,000       5,588,000
                                      ------------     ------------    ------------    ------------

Interest Bearing Liabilities:
   Interest Bearing Demand                      --               --              --       7,115,000
   Savings Deposits                      8,986,000               --              --      20,966,000
   Money Market Accounts                 1,158,000               --              --       2,702,000
   Certificates of Deposit              45,153,000        8,600,000              --              --
   Jumbo CD's                           13,785,000        2,433,000              --              --
   Other                                 2,545,000        2,000,000              --              --
                                      ------------     ------------    ------------    ------------
Total Interest Bearing Liabilities      71,626,000       13,033,000               0      30,783,000
                                      ------------     ------------    ------------    ------------

Interest Sensitivity Gap per Period   $ (5,091,000)    $ 48,164,000    $  8,765,000    ($25,195,000)
                                      ============     ============    ============    ============

Cumulative Interest Sensitivity Gap   $ (5,091,000)    $ 43,073,000    $ 51,838,000    $ 26,643,000
                                      ============     ============    ============    ============

Interest Sensitivity Gap as a
Percentage of Earning Assets                 (3.58%)          33.90%           6.17%         (17.73%)

Cumulative Sensitivity Gap as a
Percentage of Earning Assets                 (3.58%)          30.32%          36.49%          18.76%




         The Company does not have any security concentrations exceeding 10% of stockholder's equity that are required to be disclosed.

         CAPITAL RESOURCES

         The Company's primary source of capital since commencing operations has been from issuance of common stock and retained operating profit. The Holding company does not have any long term debt facility arrangements at December 31, 2002. Capital for the Bank is above regulatory requirements at December 31, 2002. Pertinent capital ratios for the Bank as of December 31, 2002 are as follows:

                                                                   Minimum
                                                 Actual         Requirements
                                                 ------         ------------
Tier 1 Risk-Based Capital Ratio                   10.7%             4.0%
Total Risk-Based Capital Ratio                    11.8%             8.0%
Leverage Ratio                                     8.7%             4.0%

         Dividends from the Bank to the Company may not exceed the undivided profits of the Bank (included in consolidated retained earnings) without prior approval of a federal regulatory agency. The Bank paid $433,350 and $264,750 in dividends to the Company for the years ended December 31, 2002 and 2001, respectively. At December 31, 2002 the Bank could have paid the Company approximately $3,523,000 of additional dividends without prior regulatory approval. In addition, Federal banking laws limit the amount of loans the Bank may make to the Company, subject to certain collateral requirements. No loans were made by the Bank to the Company during 2002 or 2001.

         The Company evaluates its tax position and the relative tax equivalent yield of various alternative investments and reviews the yield curve in making its investment decisions. The Company has slightly decreased its municipal loan and investment position based on this evaluation from an average investment of $10,345,065 in 2001 to $10,203,765 in 2002.

ITEM 7.  FINANCIAL STATEMENTS.







                                                      Luxemburg Bancshares, Inc.
                                                                and Subsidiaries
                                                            Luxemburg, Wisconsin

                                               Consolidated Financial Statements
                                          Years Ended December 31, 2002 and 2001

[WIPFLI LOGO]                                       INDEPENDENT AUDITOR'S REPORT





Board of Directors
Luxemburg Bancshares, Inc.
Luxemburg, Wisconsin


We have audited the accompanying consolidated balance sheets of Luxemburg Bancshares, Inc. and Subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Luxemburg Bancshares, Inc. and Subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.




Wipfli Ullrich Bertelson LLP


February 6, 2003
Green Bay, Wisconsin


                                                                  Luxemburg Bancshares, Inc. and Subsidiaries

                                                                                  CONSOLIDATED BALANCE SHEETS
                                                                                   December 31, 2002 and 2001

-------------------------------------------------------------------------------------------------------------

                                   ASSETS                                          2002              2001
-------------------------------------------------------------------------------------------------------------
Cash and due from banks                                                        $   4,883,581    $   6,371,932
Interest-bearing deposits                                                          8,571,647        5,086,511
Federal funds sold                                                                 3,820,000        2,434,000
-------------------------------------------------------------------------------------------------------------

   Cash and cash equivalents                                                      17,275,228       13,892,443

Investment securities available for sale, at fair value                           14,296,159       16,759,568
Loans held for sale                                                                  475,400          785,545
Loans, net of allowance for loan losses of $1,469,023 in 2002 and
$1,102,757 in 2001                                                               115,480,006      101,347,652
Premises and equipment                                                             2,463,897        2,469,394
Other investments at cost                                                            486,069          520,454
Mortgage servicing rights, net                                                       911,708          605,500
Other assets                                                                       2,779,354        3,006,855
-------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                   $ 154,167,821    $ 139,387,411
=============================================================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------------------------------------------

Liabilities:
   Non-interest-bearing deposits                                               $  21,546,037    $  16,104,869
   Interest-bearing deposits                                                     110,898,348      104,204,274
-------------------------------------------------------------------------------------------------------------

   Total deposits                                                                132,444,385      120,309,143
   Short-term borrowings                                                             544,913           46,201
   Borrowed funds                                                                  4,000,000        4,000,000
   Other liabilities                                                               1,823,384        1,542,353
-------------------------------------------------------------------------------------------------------------

     Total liabilities                                                           138,812,682      125,897,697
-------------------------------------------------------------------------------------------------------------

Stockholders' equity:
   Preferred stock - $0.01 par value:
     Authorized - 400,000 shares, no shares outstanding Common stock - $1.00 par value:
     Authorized - 2,400,000 shares
     Issued - 575,557 shares in 2002 and 571,225 shares in 2001                      575,557          571,225
   Capital surplus                                                                 4,245,948        4,151,271
   Retained earnings                                                              10,414,049        8,915,855
   Accumulated other comprehensive income                                            463,744          195,522
   Treasury stock at cost - 26,984 shares in 2002 and 2001                          (344,159)        (344,159)
-------------------------------------------------------------------------------------------------------------

Total stockholders' equity                                                     $  15,355,139    $  13,489,714
=============================================================================================================

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $ 154,167,821    $ 139,387,411
=============================================================================================================





          See accompanying notes to consolidated financial statements.


                                                             Luxemburg Bancshares, Inc. and Subsidiaries

                                                                       CONSOLIDATED STATEMENTS OF INCOME
                                                                              December 31, 2002 and 2001
--------------------------------------------------------------------------------------------------------

                                                                                    2002         2001
--------------------------------------------------------------------------------------------------------
Interest income:
   Interest and fees on loans                                                    $7,875,705   $8,172,781
   Interest on investment securities:
     Taxable                                                                        368,698      548,169
     Tax-exempt                                                                     410,313      418,851
   Other interest and dividend income                                               182,633      277,120
--------------------------------------------------------------------------------------------------------

     Total interest income                                                        8,837,349    9,416,921
--------------------------------------------------------------------------------------------------------

Interest expense:
   Deposits                                                                       3,477,335    4,745,949
   Short-term borrowings                                                             41,919      117,829
   Borrowed funds and capital lease obligation                                      143,633      129,276
--------------------------------------------------------------------------------------------------------

     Total interest expense                                                       3,662,887    4,993,054
--------------------------------------------------------------------------------------------------------

Net interest income                                                               5,174,462    4,423,867
Provision for loan losses                                                           486,000      300,000
--------------------------------------------------------------------------------------------------------

Net interest income after provision for loan losses                               4,688,462    4,123,867
--------------------------------------------------------------------------------------------------------

Other income:
   Service charges on deposit accounts                                              354,035      298,484
   Loan fees                                                                         87,618      163,502
   Mortgage underwriting fees - Secondary market                                    461,501      267,255
   Loan servicing fee income                                                        569,143      607,168
   Gain on sale of loans                                                            470,551       62,268
   Commissions and managed fee income                                               351,094      358,328
   Other operating income                                                           288,887      283,364
--------------------------------------------------------------------------------------------------------

     Total other income                                                           2,582,829    2,040,369
--------------------------------------------------------------------------------------------------------

Operating expenses:
   Salaries and related benefits                                                  2,720,227    2,432,074
   Net occupancy expense                                                            283,928      259,850
   Equipment rentals, depreciation, and maintenance                                 288,515      263,511
   Data processing                                                                  242,648      203,162
   Other operating expenses                                                         956,954      833,754
--------------------------------------------------------------------------------------------------------

     Total operating expenses                                                     4,492,272    3,992,351
--------------------------------------------------------------------------------------------------------

Income before provision for income taxes                                          2,779,019    2,171,885
Provision for income taxes                                                          847,452      639,185
--------------------------------------------------------------------------------------------------------

Net income                                                                       $1,931,567   $1,532,700
========================================================================================================

Basic and diluted earnings per common share                                      $     3.52   $     2.82
========================================================================================================


          See accompanying notes to consolidated financial statements.


                                                                                  Luxemburg Bancshares, Inc. and Subsidiaries

                                                                   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                                                       Years Ended December 31, 2002 and 2001
-----------------------------------------------------------------------------------------------------------------------------

                                                                                   ACCUMULATED
                                                                                      OTHER
                                       COMMON       CAPITAL       RETAINED        COMPREHENSIVE      TREASURY
                                        STOCK       SURPLUS       EARNINGS            INCOME           STOCK         TOTAL
-----------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 2001               $567,512   $4,080,186     $7,747,796           $24,009        ($344,159)   $12,075,344

Issuance of common stock                  3,713       71,085                                                           74,798

Dividends paid ($.67 per share)                                    (364,641)                                         (364,641)

Comprehensive income:
  Net income                                                      1,532,700                                         1,532,700
  Other comprehensive income                                                          171,513                         171,513
                                                                                                                  -----------

  Total comprehensive income                                                                                        1,704,213
-----------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2001              571,225    4,151,271      8,915,855           195,522         (344,159)     3,489,714

Issuance of common stock                  4,332       94,677                                                           99,009

Dividends paid ($.79 per share)                                    (433,373)                                         (433,373)

Comprehensive income:
  Net income                                                      1,931,567                                         1,931,567
  Other comprehensive income                                                          268,222                         268,222
                                                                                                                  -----------

  Total comprehensive income                                                                                        2,199,789
-----------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2002             $575,557   $4,245,948    $10,414,049          $463,744        ($344,159)   $15,355,139
=============================================================================================================================



     See accompanying notes to consolidated financial statements.

                                                            Luxemburg Bancshares, Inc. and Subsidiaries

                                                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                 Years Ended December 31, 2002 and 2001
-------------------------------------------------------------------------------------------------------

                                                                               2002            2001
-------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income                                                              $  1,931,567    $  1,532,700
-------------------------------------------------------------------------------------------------------

   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and net amortization                                         277,810         250,597
      Provision for loan losses                                                 486,000         300,000
      Stock dividend on other investments at cost                               (18,200)        (22,100)
      Proceeds from sales of loans held for sale                             82,435,485      56,772,863
      Originations of loans held for sale                                   (82,595,891)    (57,496,140)
      (Gain) loss on sale of loans held for sale                                470,551         (62,268)
      Loss on sale of assets - Net                                                  850           2,429
      Changes in operating assets and liabilities:
         Mortgage servicing rights                                             (306,208)       (430,811)
         Other assets                                                           539,600         137,206
         Other liabilities                                                      141,352         182,282
-------------------------------------------------------------------------------------------------------

            Total adjustments                                                 1,431,349        (365,942)
-------------------------------------------------------------------------------------------------------

Net cash provided by operating activities                                     3,362,916       1,166,758
-------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
   Proceeds from maturities of securities available for sale                  3,100,681       3,416,812
   Purchase of securities available for sale                                   (212,500)       (678,125)
   Net increase in loans                                                    (14,866,768)     (8,183,181)
   Purchase of additional life insurance                                        (11,100)       (371,100)
   Capital expenditures                                                        (290,034)       (159,537)
   Purchase of other investments                                                      0         (64,100)
-------------------------------------------------------------------------------------------------------

Net cash used in investing activities                                       (12,279,721)     (6,039,231)
-------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
   Net increase in deposits                                                  12,135,242      12,664,252
   Net decrease in short-term borrowings                                        498,712         (53,329)
   Proceeds from borrowed funds                                               2,000,000       2,000,000
   Principal payments on borrowed funds and capital lease obligations        (2,000,000)     (2,002,314)
   Dividends paid                                                              (433,373)       (364,641)
   Issuance of common stock                                                      99,009          74,798
-------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                                    12,299,590      12,318,766
-------------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                                     3,382,785       7,446,293
Cash and cash equivalents at beginning                                       13,892,443       6,446,150
-------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end                                           $ 17,275,228    $ 13,892,443
=======================================================================================================

SUPPLEMENTAL INFORMATION:

Cash paid during the year for:
   Interest                                                                $  3,703,918    $  5,156,310
   Income taxes                                                                 804,200         538,500

NONCASH INVESTING AND FINANCING ACTIVITIES:
Loans transferred to foreclosed properties                                      248,414         145,000




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

         Cash and Cash Equivalents - For purposes of reporting cash flows, cash and cash equivalents include cash on hand, interest-bearing and non-interest-bearing deposits in banks, and federal funds sold, all of which have original maturities of three months or less.

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

                                     Luxemburg Bancshares, Inc. and Subsidiaries

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Loans Receivable and Related Interest Income and Fees - Interest on loans is credited to income as earned. Interest income is not accrued on loans where management has determined collection of such interest is doubtful. When a loan is placed on nonaccrual status, previously accrued but unpaid interest deemed uncollectible is reversed and charged against current income. Loan-origination fees are credited to income when received and the related loan-origination costs are expensed as incurred. Capitalization of the fees net of the related costs would not have a material effect on the consolidated financial statements.

         Allowance for Loan Losses - The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. The allowance for loan losses includes specific allowances related to commercial loans which have been judged to be impaired. A loan is impaired when, based on current information, it is probable that the Company will not collect all amounts due in accordance with the contractual terms of the loan agreement. These specific allowances are based on discounted cash flows of expected future payments using the loan's initial effective interest rate or the fair value of the collateral if the loan is collateral dependent.

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

         Mortgage Servicing Rights - Mortgage servicing rights are recognized as separate assets at the time of sale of a related loan and are carried at the lower of amortized cost or market in the aggregate. Mortgage servicing rights are amortized into income in proportion to, and over the period of, estimated net servicing revenue. Impairment of mortgage servicing rights is assessed based on the fair value of those rights. Fair values are estimated using prices for similar assets with similar characteristics when available or based on discounted cash flows using market-based assumptions. Impairment is recognized through a valuation allowance for an individual stratum to the extent that fair value is less than the amortized carrying value.

         Premises and Equipment - Premises and equipment are stated at cost. Maintenance and repair costs are charged to expense as incurred. Gains or losses on disposition of premises and equipment are reflected in income. Depreciation is computed on the straight-line method and is based on the estimated useful lives of the assets.

                                     Luxemburg Bancshares, Inc. and Subsidiaries

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Other Investments - Other investments are carried at cost and consist of Federal Home Loan Bank (FHLB) stock, a low-income housing tax credit fund, and Bankers Bancorporation of Wisconsin, Inc. stock. As a member of the FHLB system, the Bank is required to hold stock in the FHLB based on the anticipated amount of FHLB borrowings to be advanced. Transfer of the stock is substantially restricted. Other investments are evaluated for impairment on an annual basis.

         Foreclosed Real Estate - Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at fair value (after deducting estimated costs to sell) at the date of foreclosure, establishing a new cost basis. Costs related to development and improvement of property are capitalized, whereas costs related to holding property are expensed. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less estimated costs to sell. Revenue and expenses from operations and changes in any valuation allowance are included in loss on foreclosed real estate.

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

         Earnings per Share - Earnings per common share are based upon the weighted average number of common shares outstanding. The weighted average number of shares outstanding was 548,357 in 2002 and 543,973 in 2001. The basic and diluted earnings per share computations are the same for 2002 and 2001.

         Comprehensive Income - Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale, net of tax, which are recognized as a separate component of equity, accumulated other comprehensive income.

                                     Luxemburg Bancshares, Inc. and Subsidiaries

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Accounting Change - In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 supersedes Accounting Principles Board
         (APB) Opinion No. 16, "Business Combinations," and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." SFAS No. 141 requires the use of the purchase method of accounting for business combinations initiated after September 30, 2001. SFAS No. 142 supersedes APB Opinion No. 17, "Intangible Assets." SFAS No. 142 addresses how intangible assets acquired outside of a business combination should be accounted for upon acquisition and how goodwill and other intangible assets should be accounted for after they have been initially recognized. SFAS No. 142 eliminates the amortization for goodwill and other intangible assets with indefinite lives. Other intangible assets with a finite life will be amortized over their useful life. Goodwill and other intangible assets with indefinite useful lives shall be tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset may be impaired. SFAS No. 142 is effective in fiscal years beginning after December 15, 2001. The Company's adoption of SFAS No. 142 on January 1, 2002, did not have a material impact on the consolidated financial statements.

         Reclassifications - Certain reclassifications have been made to the 2001 consolidated financial statements to conform to the 2002 classifications.

NOTE 2   RESTRICTIONS ON CASH AND CASH EQUIVALENTS

         Cash and cash equivalents in the amount of $580,000 were restricted at December 31, 2002, to meet the reserve requirements of the Federal Reserve System.

         In the normal course of business, the Bank maintains cash and due from bank balances with correspondent banks. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. Total uninsured balances at December 31, 2002, were approximately $1,806,000. Management believes that these financial institutions have strong credit ratings and the credit risk related to these deposits is minimal.

                                     Luxemburg Bancshares, Inc. and Subsidiaries

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 3   INVESTMENT SECURITIES

         The amortized cost and estimated fair value of investment securities available for sale are as follows:

                                                           GROSS         GROSS
                                           AMORTIZED     UNREALIZED   UNREALIZED     ESTIMATED
                                             COST          GAINS        LOSSES      FAIR VALUE
         --------------------------------------------------------------------------------------
         DECEMBER 31, 2002

         U.S. Treasury securities and
         obligations of U.S. government
         agencies and corporations        $   496,649   $    21,251   $         0   $   517,900
         Obligations of states and
         political subdivisions             8,612,371       475,957             0     9,088,328
         Mortgage-related securities        4,012,468       178,978             0     4,191,446
         Corporate debt securities            200,000             0             0       200,000
         --------------------------------------------------------------------------------------

         Total debt securities             13,321,488       676,186             0    13,997,674
         Equity securities                    270,096        28,389             0       298,485
         --------------------------------------------------------------------------------------

         Total                            $13,591,584   $   704,575   $         0   $14,296,159
         ======================================================================================


         DECEMBER 31, 2001

         U.S. Treasury securities and
         obligations of U.S. government
         agencies and corporations        $ 1,145,944   $    10,946   $         0   $ 1,156,890
         Obligations of states and
         political subdivisions             8,614,653       173,737        39,032     8,749,358
         Mortgage-related securities        6,444,701       126,832         7,092     6,564,441
         --------------------------------------------------------------------------------------

         Total debt securities             16,205,298       311,515        46,124    16,470,689
         Equity securities                    257,596        82,912        51,629       288,879
         --------------------------------------------------------------------------------------

         Total                            $16,462,894   $   394,427   $    97,753   $16,759,568
         ======================================================================================

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

                                     Luxemburg Bancshares, Inc. and Subsidiaries

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 3   INVESTMENT SECURITIES (Continued)


         The amortized cost, estimated fair value, and weighted average yield of debt securities available for sale at December 31, 2002, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The weighted average yield is calculated using the amortized cost of the securities.

                                                   AMORTIZED     ESTIMATED           WEIGHTED
                                                      COST       FAIR VALUE       AVERAGE YIELD
         --------------------------------------------------------------------------------------
         Due in one year or less                  $   405,096   $   411,811           4.06%
         Due after one year through five years      3,176,564     3,356,982           4.86%
         Due after five years through ten years     4,395,239     4,639,325           4.82%
         Due after ten years                        1,332,121     1,398,110           5.38%
         --------------------------------------------------------------------------------------

                                                    9,309,020     9,806,228
         Mortgage-related securities                4,012,468     4,191,446           6.22%
         --------------------------------------------------------------------------------------

         Total debt securities                    $13,321,488   $13,997,674           5.28%
         ======================================================================================

         There were no sales of investment securities during 2002 and 2001.

         Investment securities with an amortized cost of $496,649 and estimated fair value of $517,900 were pledged to secure public deposits, short-term borrowings, and other purposes required by law as of December 31, 2002.


NOTE 4   LOANS

         The composition of loans at December 31 follows:

                                                                        2002            2001
         ----------------------------------------------------------------------------------------
         Real estate:
            Construction                                           $  11,402,282    $  11,585,432
            Other                                                     36,421,695       27,911,522
         Commercial and industrial                                    52,213,509       46,909,166
         Agricultural                                                  8,289,083        8,286,203
         Consumer                                                      8,622,460        7,758,086
         ----------------------------------------------------------------------------------------

         Subtotals                                                   116,949,029      102,450,409

         Allowance for loan losses                                    (1,469,023)      (1,102,757)
         ----------------------------------------------------------------------------------------

         Loans, net                                                $ 115,480,006    $ 101,347,652
         ========================================================================================

         The aggregate amount of nonperforming loans including nonaccrual impaired loans was approximately $2,529,749 and $637,000 at December 31, 2002 and 2001, respectively. Nonperforming loans are those which are contractually past due 90 days or more as to interest or principal payments, on a nonaccrual of interest status, or loans the terms of which have been renegotiated to provide a reduction or deferral of interest or principal. The interest income that would have been recorded had nonaccrual and renegotiated loans been current, or not troubled, is $120,817 and $36,240 for the years ended December 31, 2002 and 2001, respectively.

                                     Luxemburg Bancshares, Inc. and Subsidiaries

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 4   LOANS (Continued)

         Information regarding impaired loans as of December 31 follows:

                                                                        2002       2001
         --------------------------------------------------------------------------------
         As of December 31:
         Impaired loans for which an allowance has been provided      $264,722   $      0
         Impaired loans for which no allowance has been provided       940,180          0
         Impairment reserve (included in allowance for loan losses)     44,000          0

         For the years ended December 31:
         Average investment in impaired loans                          303,707    113,425
         Interest income that would have been recognized on an
         accrual basis                                                 113,050     11,059
         Cash-basis interest income recognized                           4,114          0

         An analysis of the allowance for loan losses for the years ended December 31 follows:

                                                      2002           2001
         -------------------------------------------------------------------
         Balance at beginning                     $ 1,102,757    $ 1,060,046
         Provision charged to operating expense       486,000        300,000
         Recoveries on loans                           30,624         31,419
         Loans charged off                           (150,358)      (288,708)
         -------------------------------------------------------------------
         Balance at end                           $ 1,469,023    $ 1,102,757
         ===================================================================

         Under a secondary market loan servicing program with the FHLB, the Company provides a credit enhancement guarantee to reimburse the FHLB for foreclosure losses in excess of the FHLB's first loss account. At December 31, 2002, the Company serviced payments on $88,429,799 of first lien residential loan principal for the FHLB. At December 31, 2002, the maximum Company obligation for such guarantees would be approximately $3,927,061 if total foreclosure losses on the entire pool of loans exceed approximately $30,000. Management believes the likelihood of a reimbursement for loss payable to the FHLB to be remote.

         The subsidiary bank in the ordinary course of banking business grants loans to the Company's executive officers and directors, including their families and companies in which they are principal owners.

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

                                     Luxemburg Bancshares, Inc. and Subsidiaries

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
NOTE 4   LOANS (Continued)

         Activity in such loans during 2002 is summarized below:

         Loans outstanding, December 31, 2001   $ 3,451,948
         New loans                                2,911,613
         Repayment                               (1,926,485)
         --------------------------------------------------

         Loans outstanding, December 31, 2002   $ 4,437,076
         ==================================================


NOTE 5   MORTGAGE SERVICING RIGHTS

         Mortgage loans of $93,458,215 and $61,448,364 as of December 31, 2002 and 2001, respectively, were serviced for others. These loans are not included in the accompanying consolidated balance sheets. Mortgage servicing rights are capitalized when the serviced loans are sold. This asset is amortized over the estimated period that servicing income is recognized. The following is an analysis of changes in mortgage servicing rights:

                                                                2002        2001
         --------------------------------------------------------------------------
         Balance, January 1                                  $ 605,500    $ 174,189
         Capitalized amounts                                   834,131      536,629
         Amortization                                         (254,323)    (105,318)
         Change in valuation allowance charged to earnings    (273,600)           0
         --------------------------------------------------------------------------

         Balance, December 31                                $ 911,708    $ 605,500
         ==========================================================================

         A summary of changes in the valuation allowance during 2002 is as follows:

         Balance, January 1                                     $       0
         Additions charged to earnings                            273,600
         Write-down from prepayments of loan principal           (273,600)
         ----------------------------------------------------------------

         Balance, December 31                                   $       0
         ================================================================

         No valuation allowance for impairment of mortgage servicing rights existed at December 31, 2001.

         The carrying value of the mortgage servicing rights approximates fair market value at December 31, 2002 and 2001.

                                     Luxemburg Bancshares, Inc. and Subsidiaries

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 6   PREMISES AND EQUIPMENT

         Details of premises and equipment at December 31 follows:

                                              2002         2001
         ---------------------------------------------------------
         Land                              $  146,788   $  146,788
         Buildings and improvements         2,569,051    2,514,247
         Furniture and equipment            2,262,447    2,215,456
         ---------------------------------------------------------

         Totals                             4,978,286    4,876,491
         Less - Accumulated depreciation    2,514,389    2,407,097
         ---------------------------------------------------------

         Net depreciated value             $2,463,897   $2,469,394
         =========================================================

         Depreciation and amortization of premises and equipment charged to operating expense totaled $293,389 in 2002 and $265,476 in 2001.


NOTE 7   LEASE

         In 2000, the Company entered into a lease for computer equipment. The computer lease, which expires in 2003, is classified as a capital lease.

         Premises and equipment include the following amounts for the computer lease that has been capitalized:

                                            2002      2001
         ---------------------------------------------------
         Furniture and equipment           $78,098   $78,098
         Less - Accumulated amortization    58,574    32,541
         ---------------------------------------------------

         Totals                            $19,524   $45,557
         ===================================================

         Lease amortization is included in depreciation expense.

         The capital lease expires August 2003 with payments of $17,113 in 2003, of which $495 represents interest. The carrying value of the capital lease obligation is included with other liabilities at December 31, 2002.

                                     Luxemburg Bancshares, Inc. and Subsidiaries

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
NOTE 8   DEPOSITS

         The distribution of deposits at December 31 is as follows:

                                                    2002           2001
         ------------------------------------------------------------------
         Non-interest-bearing demand deposits   $ 21,546,037   $ 16,104,869
         Interest-bearing demand deposits          7,115,133      6,453,022
         Savings deposits                         29,952,288     28,479,261
         Money market deposits                     3,859,917      3,391,437
         Time deposits                            69,971,010     65,880,554
         ------------------------------------------------------------------

         Total deposits                         $132,444,385   $120,309,143
         ==================================================================

         Time deposits of $100,000 or more were approximately $16,218,000 and $14,299,000 at December 31, 2002 and 2001, respectively. Interest expense on time deposits of $100,000 or more was approximately $640,000 and $825,000 for the years ended December 31, 2002 and 2001, respectively.


         At December 31, 2002, the scheduled maturities of time deposits are as follows:

         2003                       $55,052,937
         2004                        11,486,790
         2005                         1,637,580
         2006                           593,053
         Thereafter                   1,200,650
         --------------------------------------

         Total                      $69,971,010
         ======================================

         The Bank, in the ordinary course of business, accepts deposits from directors, officers, and employees of the Bank. These deposits are made on the same terms, including interest rates, as those prevailing at the time for comparable transactions with others.


NOTE 9   SHORT-TERM BORROWINGS

         Short-term borrowings consist of treasury tax and loan deposits of $544,913 and $46,201 at December 31, 2002 and 2001, respectively, which generally mature within 1 to 120 days from the transaction date.

                                     Luxemburg Bancshares, Inc. and Subsidiaries

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 10  BORROWED FUNDS

         Borrowed funds are summarized as follows at December 31:

                                                     2002         2001
         ----------------------------------------------------------------
         FHLB advance, 6.28%, due August 2003     $2,000,000   $2,000,000
         FHLB advance, 3.26%, due June 2004        2,000,000            0
         FHLB advance, 4.96%, due February 2002            0    2,000,000
         ----------------------------------------------------------------

         Total borrowed funds                     $4,000,000   $4,000,000
         ================================================================

         FHLB advances are subject to a prepayment penalty if they are repaid prior to maturity. The FHLB advances are callable either six months or one year after origination and quarterly thereafter. The FHLB advances are secured by FHLB stock and a blanket lien consisting principally of one- to four-family real estate loans totaling approximately $30,900,000 and $20,300,000 at December 31, 2002 and 2001,
         respectively.


NOTE 11  INCOME TAXES

         The provision for income taxes consists of the following:

                                              2002         2001
         ---------------------------------------------------------
         Current tax expense:
           Federal                          $ 744,174    $ 454,355
           State                              145,781       62,830
         ---------------------------------------------------------

             Total current                    889,955      517,185
         ---------------------------------------------------------

         Deferred tax expense (credit):
           Federal                            (34,721)      98,323
           State                               (7,931)      24,806
         ---------------------------------------------------------

             Total deferred                   (42,652)     123,129
         ---------------------------------------------------------

         Change in valuation allowance            149       (1,129)
         ---------------------------------------------------------

         Total provision for income taxes   $ 847,452    $ 639,185
         =========================================================


                                     Luxemburg Bancshares, Inc. and Subsidiaries

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 11  INCOME TAXES (Continued)

         A summary of the source of differences between income taxes at the federal statutory rate and the provision for income taxes for the years ended December 31 follows:

                                                                  2002                               2001
                                                       --------------------------         -------------------------
                                                                          % OF                              % OF
                                                                         PRETAX                            PRETAX
                                                           AMOUNT        INCOME              AMOUNT        INCOME
         ----------------------------------------------------------------------------------------------------------
         Tax expense at statutory rate                    $944,866         34.0             $738,441         34.0
         Increase (decrease) in taxes resulting from:
            Tax-exempt interest                           (157,847)        (5.7)            (160,433)        (7.4)
            State income taxes - Net of federal tax
            benefit                                         90,981          3.3               58,335          2.7
            Cash surrender value of life insurance
            in excess of premiums                          (25,521)        (1.0)             (19,842)        (0.9)
            Other                                           (5,027)        (0.1)              22,684          1.0
         ----------------------------------------------------------------------------------------------------------

         Provision for income taxes                       $847,452         30.5             $639,185         29.4
         ==========================================================================================================

                                     Luxemburg Bancshares, Inc. and Subsidiaries

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 11  INCOME TAXES (Continued)

         Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities net of a valuation allowance for deferred tax assets not likely to be realized. The major components of net deferred tax assets at December 31 are as follows:

                                                                              2002          2001
         -----------------------------------------------------------------------------------------
         Deferred tax assets:
            Allowance for loan losses                                       $ 472,942    $ 329,315
            Deferred compensation                                             278,195      242,870
            Intangible assets                                                  26,936       30,304
            Net operating loss carryovers                                      20,606       20,457
            Other                                                              36,223       22,842
         -----------------------------------------------------------------------------------------

              Total deferred tax assets                                       834,902      645,788
         -----------------------------------------------------------------------------------------

         Deferred tax liabilities:
            Premise and equipment                                            (212,490)    (190,135)
            Accretion                                                         (14,669)     (17,775)
            Mortgage servicing rights                                        (357,517)    (237,441)
            Investments                                                       (22,117)     (14,980)
         -----------------------------------------------------------------------------------------

             Total deferred tax liabilities                                  (606,793)    (460,331)
         -----------------------------------------------------------------------------------------

         Unrealized gain on investment securities available for sale         (240,831)    (101,152)
         -----------------------------------------------------------------------------------------

         Total valuation allowance recognized for net deferred tax assets     (20,606)     (20,457)
         -----------------------------------------------------------------------------------------

         Net deferred tax asset (liability)                                 ($ 33,328)   $  63,848
         =========================================================================================

         The Company has state net operating loss carryforwards of approximately $395,000. The net operating losses began to expire in 2002.

NOTE 12  PROFIT SHARING PLAN

         The Bank has a 401(k) profit sharing plan covering substantially all employees. The plan provides for discretionary contributions and matching contributions up to 8% of employee compensation; however, all contributions are at the discretion of the Board of Directors. Profit sharing expense for 2002 and 2001 was $100,718 and $77,804, respectively.

                                     Luxemburg Bancshares, Inc. and Subsidiaries

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 13  DEFERRED COMPENSATION

         The Company has a deferred compensation plan which permits directors to defer a portion of their compensation. The deferred compensation is accrued but unfunded, is distributable in cash after retirement, and amounted to $709,428 and $619,346 at December 31, 2002 and 2001,
         respectively. The Company has insured the lives of the directors who participate in the deferred compensation plan to assist in the funding of the deferred compensation liability. The Company has also insured the lives of several key employees. The Company is the owner and beneficiary of the insurance policies. At December 31, 2002 and 2001, the cash surrender value of these policies was $1,706,705 and $1,620,951, respectively. The amount charged to operations for deferred compensation was $97,769 and $106,418 for the years ended December 31, 2002 and 2001, respectively.

NOTE 14  STOCK PURCHASE PLANS

         The Company adopted two stock purchase plans in 1999, one for employees and one for nonemployee directors. Employees are given the opportunity to purchase shares at 85% of fair market value of the stock on the enrollment date or on the exercise date, whichever is lower. Nonemployee directors have the opportunity to purchase the shares at fair market value. A total of 3,000 shares per year were made available under the employee plan and a total of 10,000 aggregate shares were made available under the director plan. A total of 2,910 shares under the employee plan and 1,422 shares under the director plan were issued in 2002.

NOTE 15  ACCUMULATED OTHER COMPREHENSIVE INCOME

         Comprehensive income is shown in the consolidated statements of changes in stockholders' equity. The Company's accumulated other comprehensive income is comprised of the unrealized gain or loss on securities available for sale, net of tax. The following shows the activity in accumulated other comprehensive income:

                                                                 2002         2001
         ----------------------------------------------------------------------------
         Accumulated other comprehensive income at beginning   $ 195,522    $  24,009
         ----------------------------------------------------------------------------

         Activity:
            Unrealized gain on securities available for sale     407,901      260,829
            Tax impact                                          (139,679)     (89,316)
         ----------------------------------------------------------------------------

         Other comprehensive income                              268,222      171,513
         ----------------------------------------------------------------------------

         Accumulated other comprehensive income at end         $ 463,744    $ 195,522
         ============================================================================

                                     Luxemburg Bancshares, Inc. and Subsidiaries

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 16  COMMITMENTS AND CONTINGENCIES

         Stock Redemption Policy - Luxemburg Bancshares, Inc. adopted a stock redemption policy to assist in the establishment of a fair price for its shares. The Company can redeem stock up to 10% of stockholders' equity in any 12-month period without specific prior approval from the Federal Reserve Bank. At December 31, 2002, the redemption price was determined to be 100% of the book value of the stock.

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

                                            NOTIONAL AMOUNT
                                        -----------------------
                                           2002         2001
         ------------------------------------------------------
         Commitments to extend credit   $7,984,000   $7,554,000
         Credit card arrangements        1,449,000    1,268,000
         Standby letters of credit         535,000      573,000

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

                                     Luxemburg Bancshares, Inc. and Subsidiaries

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

         At December 31, 2002, the Bank could have paid approximately $3,523,000 of additional dividends to the Company without prior regulatory approval. The payment of dividends is subject to the statutes governing state-chartered banks and may be further limited because of the need for the Bank to maintain capital ratios satisfactory to applicable regulatory agencies.

         The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory--and possibly additional discretionary--actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

         Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. Management believes, as of December 31, 2002, that the Company meets all capital adequacy requirements to which it is subject.

                                     Luxemburg Bancshares, Inc. and Subsidiaries

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 19  STOCKHOLDERS' EQUITY (Continued)

         As of December 31, 2002, the most recent notification from the regulatory agencies categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios of 10.0%, 6.0%, and 5.0%, respectively. There are no conditions or events since that notification that management believes have changed the institution's category.

         The Company's and Bank's actual and regulatory capital amounts and ratios are as follows:

                                                                                                                TO BE WELL
                                                                                                             CAPITALIZED UNDER
                                                                                    FOR CAPITAL              PROMPT CORRECTIVE
                                                            ACTUAL               ADEQUACY PURPOSES           ACTION PROVISIONS
         ------------------------------------------------------------------------------------------------------------------------
                                                      AMOUNT       RATIO        AMOUNT        RATIO        AMOUNT          RATIO
         ------------------------------------------------------------------------------------------------------------------------
         DECEMBER 31, 2002:

         Total capital (to risk-weighted assets):
            Consolidated                            $16,297,000     12.9%    > $10,144,300    > 8.0%               N/A
                                                                             -                -
            Bank of Luxemburg                       $14,889,000     11.8%    > $10,071,400    > 8.0%     > $12,589,200     >10.0%
                                                                             -                -          -                 -
         Tier I capital (to risk-weighted assets):
            Consolidated                            $14,800,000     11.7%     > $5,072,200    > 4.0%               N/A
                                                                              -               -
            Bank of Luxemburg                       $13,420,000     10.7%     > $5,035,700    > 4.0%      > $7,553,500     > 6.0%
                                                                              -               -           -                -
         Tier I capital (to average assets):
            Consolidated                            $14,800,000      9.6%     > $6,195,200    > 4.0%               N/A
                                                                              -               -
            Bank of Luxemburg                       $13,420,000      8.7%     > $6,158,160    > 4.0%      > $7,697,700     > 5.0%
                                                                              -               -           -                -

         DECEMBER 31, 2001:

         Total capital (to risk-weighted assets):
            Bank of Luxemburg                       $13,067,000     12.1%     > $8,630,320    > 8.0%      >$10,787,900     >10.0%
                                                                              -               -           -                -
         Tier I capital (to risk-weighted assets):
            Bank of Luxemburg                       $11,964,000     11.1%     > $4,315,160    > 4.0%      > $6,472,740     > 6.0%
                                                                              -               -           -                -
         Tier I capital (to average assets):
            Bank of Luxemburg                       $11,964,000      8.7%     > $5,515,200    > 4.0%      > $6,894,000     > 5.0%
                                                                              -               -           -                -

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

         Mortgage Servicing Rights - Fair values were determined using the present value of future cash flows method. Carrying value approximates fair value.

         Accrued Interest Receivable and Payable - Fair value approximates carrying value.

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

                                     Luxemburg Bancshares, Inc. and Subsidiaries

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 20  FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

         The carrying value and estimated fair value of financial instruments at December 31, 2002 and 2001, were as follows:

                                                        2002                                2001
         ----------------------------------------------------------------------------------------------------
                                                               ESTIMATED                           ESTIMATED
                                          CARRYING VALUE      FAIR VALUE     CARRYING VALUE       FAIR VALUE
         ----------------------------------------------------------------------------------------------------
         Financial assets:
           Cash and cash equivalents       $ 17,275,228      $ 17,275,228      $ 13,892,443      $ 13,892,443
           Securities available for sale     14,296,159        14,296,159        16,759,568        16,759,568
           Loans held for sale                  475,400           475,400           785,545           785,545
           Total loans - Net                115,480,006       118,701,749       101,347,652       104,146,477
           Other investments                    486,069           486,069           520,454           520,454
           Mortgage servicing rights            911,708           911,708           605,500           605,500
           Accrued interest receivable          675,148           675,148           766,358           766,358
         ----------------------------------------------------------------------------------------------------

         Total financial assets            $149,599,718      $152,821,461      $134,677,520      $137,476,345
         ====================================================================================================

         Financial liabilities:
           Deposits                        $132,444,385      $133,173,362      $120,309,143      $121,441,897
           Short-term borrowings                544,913           544,913            46,201            46,201
           Borrowed funds                     4,000,000         4,100,377         4,000,000         4,066,479
           Accrued interest payable             214,716           214,716           255,748           255,748
         ----------------------------------------------------------------------------------------------------

         Total financial liabilities       $137,204,014      $138,033,368      $124,611,092      $125,810,325
         ====================================================================================================

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

                                     Luxemburg Bancshares, Inc. and Subsidiaries

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 21  PARENT COMPANY ONLY FINANCIAL STATEMENTS

                                                                                      BALANCE SHEETS
                                                                          December 31, 2002 and 2001

                            ASSETS                                             2002         2001
         -------------------------------------------------------------------------------------------
         Cash                                                              $   498,221   $   661,494
         Investment securities available for sale, at fair value               498,485       288,879
         Premises and equipment                                                243,164       232,535
         Other investments at cost                                              97,019        99,604
         Investment in subsidiaries                                         13,985,571    12,229,644
         Other                                                                  69,621        43,862
         -------------------------------------------------------------------------------------------

         TOTAL ASSETS                                                      $15,392,081   $13,556,018
         ===========================================================================================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
         -------------------------------------------------------------------------------------------

         Other liabilities                                                 $    36,942   $    66,304
         Total stockholders' equity                                         15,355,139    13,489,714
         -------------------------------------------------------------------------------------------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $15,392,081   $13,556,018
         ===========================================================================================

                                     Luxemburg Bancshares, Inc. and Subsidiaries

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 21  PARENT COMPANY ONLY FINANCIAL STATEMENTS (Continued)


                                                                                   STATEMENTS OF INCOME
                                                                 Years Ended December 31, 2002 and 2001

                                                                                 2002           2001
         ----------------------------------------------------------------------------------------------
         Income:
            Dividends from subsidiaries                                      $   433,350    $   264,750
            Interest and dividend income                                          26,414         28,280
            Other operating income                                               212,654        162,000
         ----------------------------------------------------------------------------------------------

              Total income                                                       672,418        455,030
         ----------------------------------------------------------------------------------------------

         Expenses:
            Interest                                                               2,396          4,246
            Other                                                                229,223        154,090
         ----------------------------------------------------------------------------------------------

              Total expenses                                                     231,619        158,336
         ----------------------------------------------------------------------------------------------

         Income before provision (credit) for income taxes and equity in
         undistributed net income of subsidiary                                  440,799        296,694
         Provision (credit) for income taxes                                      (4,972)         9,322
         ----------------------------------------------------------------------------------------------

         Income before equity in undistributed net income of subsidiary          445,771        287,372
         Equity in undistributed net income of subsidiary                      1,485,796      1,245,328
         ----------------------------------------------------------------------------------------------

         Net income                                                          $ 1,931,567    $ 1,532,700
         ==============================================================================================


                                     Luxemburg Bancshares, Inc. and Subsidiaries

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 21  PARENT COMPANY ONLY FINANCIAL STATEMENTS (Continued)

                                                                                      STATEMENTS OF CASH FLOWS
                                                                        Years Ended December 31, 2002 and 2001

                                                                                       2002           2001
         -----------------------------------------------------------------------------------------------------
         Cash flows from operating activities:
            Net income                                                              $ 1,931,567    $ 1,532,700
         -----------------------------------------------------------------------------------------------------

            Adjustments to reconcile net income to net cash provided by operating activities:
              Depreciation                                                               59,741         45,381
              Undistributed earnings of subsidiary                                   (1,485,796)    (1,245,328)
              Change in other operating assets                                          (23,173)        15,115
              Change in other liabilities                                                (4,392)         9,394
         -----------------------------------------------------------------------------------------------------

                Total adjustments                                                    (1,453,620)    (1,175,438)
         -----------------------------------------------------------------------------------------------------

         Net cash provided by operating activities                                      477,947        357,262
         -----------------------------------------------------------------------------------------------------

         Cash flows from investing activities:
            Purchase of investment securities available for sale                       (212,500)             0
            Capital expenditures                                                        (70,370)       (37,647)
         -----------------------------------------------------------------------------------------------------

         Net cash used in investing activities                                         (282,870)       (37,647)
         -----------------------------------------------------------------------------------------------------

         Cash flows from financing activities:
            Principal payments on capital lease obligations                             (23,986)       (22,136)
            Dividends paid                                                             (433,373)      (364,641)
            Sale of common stock                                                         99,009         74,798
         -----------------------------------------------------------------------------------------------------

         Net cash used in financing activities                                         (358,350)      (311,979)
         -----------------------------------------------------------------------------------------------------

         Net increase (decrease) in cash                                               (163,273)         7,636
         Cash at beginning                                                              661,494        653,858
         -----------------------------------------------------------------------------------------------------

         Cash at end                                                                $   498,221    $   661,494
         =====================================================================================================


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         This item is not applicable.






















          See accompanying notes to consolidated financial statements.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; COMPLIANCE WITH
         SECTION 16(A) OF THE EXCHANGE ACT.

         Information called for by Item 9 is contained under "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's definitive proxy statement with respect to the 2003 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 (The "2003 Proxy Statement) and which is incorporated herein by reference in response to this item.

         Reference is also made to "Executive Officers Of The Registrant" included at the end of Part I of this Form 10-KSB in partial response to Item 9.

ITEM 10. EXECUTIVE COMPENSATION.

         The information appearing under "Director Compensation" and " Executive Compensation" of the 2003 Proxy Statement is incorporated herein by reference in response to this item.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         The information appearing under "Beneficial Ownership of Principal Shareholders, Directors and Management" and "Equity Compensation Plan Information" of the 2003 Proxy Statement is incorporated herein by reference in response to this item.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information appearing under "Related Transactions" of the 2003 Proxy Statement is incorporated herein by reference in response to this item.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      INDEX TO EXHIBITS

            EXHIBIT NO.                               DESCRIPTION

                 3.1        Amended and Restated Articles of Incorporation,
                               incorporated herein by reference to
                               Exhibit B of  the Company's definitive proxy
                               statement for the annual meeting of shareholders on May 2, 1998
                 3.2        Bylaws, incorporated herein by reference to Exhibit
                               3.2 of the Company's Registration Statement on Form 10-SB
                10.1        Director Deferred Compensation Plan for
                               Bank of Luxemburg, incorporated herein
                               by reference to Exhibit 10.1 of the
                               Company's Registration Statement on Form
                               10-SB
                10.2        1999 Directors Stock Purchase Plan,
                               incorporated herein by reference to exhibit
                               10.1 of the Company's quarterly report on
                               Form 10-QSB for the quarter ended June 30,
                               1999
                21           Subsidiaries of the Registrant
                99.1         Certification of CEO pursuant to section 906 of
                               Sarbanes-Oxley Act of 2002.
                99.2         Certification of CFO pursuant to section 906 of
                               Sarbanes-Oxley Act of 2002.
                99.3         Cautionary statements

         (b) No reports on Form 8-K were filed during the last quarter of fiscal 2002.

ITEM 14.  CONTROLS AND PROCEDURES

         The Company maintains a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by it in the reports filed by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of management, including the President and Chief Executive Officer and the Treasurer and Chief Financial Officer of the Company, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 of the Exchange Act. Based on that evaluation, the President and Chief Executive Officer and the Treasurer and Chief Financial Officer of the Company concluded that the Company's disclosure controls and procedures are effective.

         There have been no significant changes in the Company's internal controls or other factors that could significantly affect those controls subsequent to the conclusion of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.






                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  LUXEMBURG BANCSHARES, INC.


Date:  March 14, 2003             By:     /s/ John A. Slatky
                                        ---------------------------------------
                                        John A. Slatky
                                        President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 14, 2003.


By:  /s/ John  A. Slatky
   --------------------------
    John A. Slatky                President and Chief Executive Officer and
                                  a Director

By:  /s/ Sheri L. Knope
   --------------------------
    Sheri L. Knope                Chief Financial Officer and Accounting Officer


By:  /s/ David L. Luebbers
   --------------------------
    David L. Luebbers             Vice President and a Director


By:  /s/ Irvin G. Vincent
   --------------------------
    Irvin G. Vincent              Chairman of the Board of Directors


By:  /s/ Willard Marchant
   --------------------------
    Willard Marchant              Director

By:  /s/ Thomas J. Rueckl
   --------------------------
    Thomas J. Rueckl              Director


By:  /s/ Ronald A. Ledvina
   --------------------------
    Ronald A. Ledvina             Director


By:  /s/ Richard L. Dougherty
   --------------------------
    Richard L. Dougherty          Director


By:  /s/ Donald E. Pritzl
   --------------------------
    Donald E. Pritzl              Director

                                    STATEMENT
I, John Slatky, certify that:

1. I have reviewed this annual report on Form 10-KSB of Luxemburg Bancshares, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 14, 2003                             /s/ John Slatky
                                                 -------------------------
                                                        John Slatky
                                                  Chief Executive Officer

                                    STATEMENT
I, Sheri Knope, certify that:

1. I have reviewed this annual report on Form 10-KSB of Luxemburg Bancshares, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 14, 2003
                                               /s/ Sheri Knope
                                             -------------------------
                                                    Sheri Knope
                                              Chief Financial Officer
                                           (Principal Financial Officer)