Form 10QSB
period 2003-03-31
LUXEMBURG BANCSHARES INC
filed 2003-05-09
CIK 1037265

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington. D. C. 20549

Form 10-QSB

(Mark One)

[ X ]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003.

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [ X ]   No  [     ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of April 30, 2003:

553,785 shares were outstanding.

Transitional Small Business Disclosure Format (check one):  Yes  [     ]   No  [   X  ]

LUXEMBURG BANCSHARES, INC.

INDEX

Page No.
PART I – FINANCIAL INFORMATION
Item 1 – Financial Statements (Unaudited)
Consolidated Balance Sheets – March 31, 2003 and
December 31, 2002	3

Consolidated Statements of Income – Three Months
Ended March 31, 2003 and 2002	4

Consolidated Condensed Statements of Changes
in Stockholders’ Equity - Three Months Ended
March 31, 2003 and 2002	5

Consolidated Statements of Cash Flow – Three Months
Ended March 31, 2003 and 2002	6

Notes to Consolidated Financial Statements	7 – 8

Item 2 - Management’s Discussion and Analysis of
Financial Condition and Results of Operations	9 – 14

Item 3 - Controls and Procedures	13
PART II - OTHER INFORMATION

Item 2 – Changes in securities and use of proceeds	15

Item 6 - Exhibits and Reports on Form 8-K	15

SIGNATURES	15

PART I - FINANCIAL INFORMATION

LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

ASSETS

	March 31,	December 31,
	2003	2002

Cash and due from banks	$ 6,312,267	$ 4,883,581
Interest-bearing deposits	4,518,860	8,571,647
Federal funds sold	4,868,000	3,820,000
Cash and cash equivalents	15,699,127	17,275,228

Investment securities available for sale-stated at fair value	13,613,291	14,296,159
Loans held for sale	1,885,784	475,400

Total loans	121,587,743	116,949,029
Allowance for loan losses	(1,617,537)	(1,469,023)
Net loans	119,970,206	115,480,006

Premises and equipment	2,463,535	2,463,897
Other investments at cost	490,701	486,069
Mortgage servicing rights, net	1,007,218	911,708
Other assets	2,914,770	2,779,354

TOTAL ASSETS	$158,044,632	$ 154,167,821

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:

Non-interest-bearing deposits	$ 22,384,360	$ 21,546,037
Interest-bearing deposits	113,665,486	110,898,348
Total deposits	136,049,846	132,444,385

Short-term borrowings	154,457	544,913
Borrowed funds	4,000,000	4,000,000
Other liabilities	1,835,101	1,823,384

Total liabilities	142,039,404	138,812,682

STOCKHOLDERS’ EQUITY:

Common stock- $1.00 par value:
Authorized - 2,400,000 shares, Issued – 580,769 shares in 2003 and 575,557 shares in 2002	580,769	575,557
Capital surplus	4,378,689	4,245,948
Retained earnings	10,949,898	10,414,049
Accumulated other comprehensive income	440,031	463,744
Less - 26,984 shares of treasury common stock, at cost	(344,159)	(344,159)

Total stockholders’ equity	16,005,228	15,355,139

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 158,044,632	$ 154,167,821

See accompanying notes to consolidated financial statements.

LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002
INTEREST INCOME:

Interest and fees on loans	$ 1,876,618	$ 1,938,682
Interest on investment securities:
Taxable	65,546	109,667
Tax-exempt	102,578	102,578
Other interest and dividend income	46,292	41,443

Total interest income	2,091,034	2,192,370

INTEREST EXPENSE:

Deposits	726,743	917,940
Short-term borrowings	31,932	1,438
Borrowed funds and capital lease obligation	16,861	48,225

Total interest expense	775,536	967,603

Net interest income	1,315,498	1,224,767
Provision for loan losses	150,000	61,000

Net interest income after provision for loan losses	1,165,498	1,163,767

OTHER INCOME:

Service charges on deposit accounts	87,884	69,337
Loan fees	14,030	27,218
Mortgage underwriting fees - secondary market	138,560	67,033
Loan servicing fee income	170,769	136,827
Gain on sale of loans	194,795	33,386
Commission and managed fees	83,233	70,894
Other operating income	79,950	74,104

Total other income	769,221	478,799

OPERATING EXPENSES:

Salaries and related benefits	707,544	594,659
Net occupancy expense	71,013	68,767
Equipment rentals, depreciation, and maintenance	90,864	86,669
Data processing	71,516	58,687
Other operating expenses	213,651	192,576

Total operating expenses	1,154,588	1,001,358

Income before provision for income taxes	780,131	641,208
Provision for income taxes	244,282	192,732

Net income	$ 535,849	$ 448,476

Basic earnings per common share	$.97	$.82

See accompanying notes to consolidated financial statements.

LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF

CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Three Months Ended March 31, 2003		Three Months Ended March 31, 2002

	Shares	Equity Total	Shares	Equity Total

Balance – Beginning of period	575,557	$ 15,355,139	571,225	$13,489,714

Issuance of common stock	5,212	$ 137,953	4,332	$ 99,009

Comprehensive income:
Net Income		$ 535,849		$ 448,476
Other comprehensive income - Change in
net unrealized gain on securities available for
sale		(23,713)		56,788

Total comprehensive income		512,136		505,264

Balance - End of period	580,769	$ 16,005,228	575,557	$14,093,987

LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$ 535,849	$ 448,476
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	71,437	72,585
Accretion of discounts on securities	(6,871)	(1,833)
Amortization of premiums on securities	3,092	2,206
Provision for loan losses	150,000	61,000

    Stock dividend on other investments at cost

    Proceeds from sales of loans held for sale

    Originations of loans held for sale

    (Gain) loss on sale of loans held for sale

    Change in operating assets and liabilities:

        Mortgage servicing rights

        Other assets

	(9,900) 26,922,296 (28,137,885) (194,795) (95,510) (50,044)	(5,000) 12,182,592 (11,742,948) (33,386) (71,275) 226,099
Other liabilities	24,319	(97,200)

Total adjustments	(1,323,861)	592,840

Net cash provided by (used in) operating activities	(788,012)	1,041,316

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of securities available for sale	650,332	1,212,776
Purchase of securities available for sale	0	0
Net (increase) decrease in loans	(4,709,204)	(1,979,529)
Purchase of additional life insurance	(11,100)	0
Capital expenditures	(71,075)	(78,029)

Net cash provided by (used in) investing activities	(4,141,047)	(844,782)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	3,605,461	(282,635)
Net increase (decrease) in short-term borrowings	(390,456)	351,564
Principal payments on borrowed funds	0	(2,000,000)
Issuance of common stock	137,953	99,009

Net cash provided by (used in) financing activities	3,352,958	(1,832,062)

Net increase (decrease) in cash and cash equivalents	(1,576,101)	(1,635,528)
Cash and cash equivalents at beginning	17,275,228	13,892,443

Cash and cash equivalents at end	$ 15,699,127	$ 12,256,915

Supplemental information:

Cash paid during the period for:
Interest	$ 733,694	$ 985,354
Income taxes	$ 456,780	$ 130,227
Loans transferred to other real estate	$ 69,004	$ 248,414

See accompanying notes to consolidated financial statements

LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The consolidated financial statements for interim periods are unaudited; however, in the opinion of the management of Luxemburg Bancshares, Inc. (“Company”), all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation have been included. Refer to the Notes to Consolidated Financial Statements which appear in the Company’s Form 10-KSB for the Fiscal Year ended December 31, 2002 for the Company’s accounting policies which are pertinent to these financial statements.

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

Certain reclassifications have been made to the 2002 consolidated financial statements to conform to the 2003 classifications.

For purposes of reporting cash flows, the Company considers cash on hand, interest-bearing and non-interest bearing deposits in banks and federal funds sold as cash and cash equivalents.

Earnings per common share are based upon the weighted average number of common shares outstanding.  The weighted average number of shares outstanding was 552,473 in March 2003 and 547,699 in March 2002. The basic and diluted earnings per share are the same for 2003 and 2002.

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

Notional Amount

	March 31, 2003	December 31, 2002

Commitments to extend credit	$8,840,000	$7,984,000
Credit card arrangements	1,506,000	1,449,000
Standby letters of credit	1,046,000	535,000

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

NOTE 3: ACCOUNTING CHANGES:  None

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES

SELECTED QUARTERLY FINANCIAL DATA

 Three Months Ended March 31,

2003	2002

Net Earnings	$ 535,849	$ 448,476
Average Consolidated Balance Sheet Items:
Loans	116,612,545	102,669,235
Taxable Investment Securities	4,900,458	7,573,867
Fed Funds Sold	2,867,567	2,573,200
Municipal Loans & Investments	10,429,813	10,166,428
Other Earning Assets	6,238,907	4,342,831
Total Earning Assets	141,049,290	127,325,561
Total Assets	154,027,788	138,409,274
Deposits	111,486,236	105,041,309
Borrowings	4,188,486	3,630,469
Shareholders’ Equity	15,825,542	14,015,140

Key Ratios:
Average Equity to Average Total Assets	10.27%	10.13%
Return on Average Total Assets	1.41%	1.31%
Return on Average Equity	13.73%	12.98%
Net Interest Margin	3.78%	3.90%

NET INTEREST INCOME

Net interest income, the principle source of earnings, is the amount by which interest generated by earning assets exceeds the interest costs of liabilities obtained to fund them. As shown below, net interest income has increased $90,731 or 7.4% to $1,315,498 for the three months ended March 31, 2003 from $1,224,767 for the three months ended March 31, 2002. The net interest income increased $167,092 due to volume, but decreased $76,361 due to decrease in the interest rates.  As noted above, average assets for the three months ended March 31, 2003 were $154,027,788 compared to average assets for the three months ended March 31, 2002 of $138,409,274.

                                                           Three Months Ended March 31,

	2003	2002
Interest Income	$ 2,091,034	$ 2,192,370
Interest Expense	775,536	967,603
Net Interest Income	$ 1,315,498	$ 1,224,767

Net Interest Margin	3.78%	3.90%

RATE/VOLUME ANALYSIS

The impact of changes in volume and interest rates on net interest income for the three months ended March 31, 2003 is illustrated in the following table:

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002.

                                                                         Increase (Decrease) in Net Interest Income

	Net Change	Due To Rate	Due To Volume
Interest Income	$ (101,336)	$ (323,935)	$ 222,599
Interest Expense	(192,067)	(247,574)	55,507
Net Interest Income	$ 90,731	$(76,361)	$ 167,092

Interest rates on the Bank’s average earning assets and interest bearing liabilities were generally lower for the three months ended March 31, 2003 compared to the three months ended March 31, 2002.  Average earning assets increased to $141,049,290 for the three months ended March 31, 2003 compared to $127,325,561 for the three months ended March 31, 2002. Interest bearing liabilities increased $7,002,944 or 6.44% to $115,674,722 for the three months ended March 31, 2003 compared to $108,671,778 for the three months ended March 31, 2002.

OPERATING RESULTS

Net income for the three months ended March 31, 2003, was $535,849 compared to $448,476 for the three months ended March 31, 2002.  The increase of $87,373 reflects an increase in service charges on deposit accounts, loan servicing fees income and mortgage underwriting fees-secondary market.  The increase in net interest income of $90,731 for the three months ended March 31, 2003, compared to the three months ended March 31, 2002 is discussed in “Net Interest Income” and “Rate/Volume Analysis” elsewhere in this report.

Total operating expenses increased $153,230 or 15.30% from $1,001,358 for the three months ended March 31, 2002 to $1,154,588 for the three months ended March 31, 2003.   Salaries and related benefits increased $112,885 or 18.98% to $707,544 for the three months ended March 31, 2003 compared to $594,659 for the three months ended March 31, 2002.  Increases in salaries, insurance, and profit sharing expense account for the increase.  Other operating expenses for the three months ended March 31, 2003 increased $21,075 or 10.94% to $213,651 from $192,576 for the three months ended March 31, 2002 because of increases in director fees, internal audit fees, accounting fees, and other professional fee expenses.

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

At March 31, 2003 the Company had $21,000 in loans past due 90 days or more that were still accruing interest as compared to $22,009 for March 31, 2002.  The loans were adequately secured to allow for the repayment of both the principal and interest due.  At March 31, 2003 and 2002 the Company did not have any loans that meet the definition of “Troubled Debt Restructuring”. In addition, one loan for $150,000 was considered to be impaired under SFAS Nos 114 & 118 as of March 31, 2002, six loans from two loan portfolios totaling $1,100,597 were considered impaired under SFAS Nos 114 & 115 as of March 31, 2003.  The Bank had $2,598,000 of non-accrual loans at March 31, 2003, $2,529,749 at December 31, 2002 and $783,000 of non-accrual loans at March 31, 2002.

During the three months ended March 31, 2003, $150,000 was charged to the provision for loan losses compared to $61,000 for the three months ended March 31, 2002. At March 31, 2003 the allowance was $1,618,000 or 1.31% of total loans. This compares to an allowance of $1,163,000 or 1.12% of total loans as of March 31, 2002.  For the three months ended March 31, 2003 the Bank had net charge-offs of $1,000 compared to net charge offs of $1,000 for the three months ended March 31, 2002.

The following table summarizes loan charge-offs and recoveries by type of loan for the three months ended March 31, 2003 and 2002:

Loan Type	March 31, 2003		March 31, 2002
	Charge-Off	Recovery	Charge-Off	Recovery

Real Estate	$ 0	$ 0	$ 0	$ 0
Commercial and Industrial	3,000	0	4,000	0
Agricultural	0	0	0	1,000
Consumer	3,000	5,000	6,000	8,000

TOTALS	$ 6,000	$ 5,000	$10,000	$9,000

The Bank has allocated its allowance for loan losses at the end of each period presented as follows:

March 31, 2003	March 31, 2002

Balance at End of Period Applicable to:		% of loans to total		% of loans to total
	Amount	Loans	Amount	Loans
Commercial and agricultural	$1,121,000	64%	$ 855,000	62%
Real Estate-construction	18,000	3%	2,000	0%
Real Estate-mortgage	102,000	16%	103,000	20%
Consumer	201,000	16%	172,000	17%
Letters of Credit	5,000	1%	3,000	1%

Total Domestic	1,447,000	100%	1,135,000	100%

Specific Loan Allocation	44,000		0
Unallocated	127,000		28,000

TOTALS	$ 1,618,000	100%	$ 1,163,000	100%

LIQUIDITY AND INTEREST RATE SENSITIVITY

The Company must maintain an adequate liquidity position in order to respond to the short-term demand for funds caused by withdrawals from deposit accounts, extensions of credit and for the payment of operating expenses.  Maintaining this position of adequate liquidity is accomplished through the management of a combination of liquid assets; those which can be converted into cash and access to additional sources of funds.  Primary liquid assets of the Company are cash and due from banks, federal funds sold, investments held as “available for sale” and maturing loans. Federal funds purchased and loans from the Federal Home Loan Bank system represent the Company’s primary source of immediate liquidity and were maintained at a level to meet immediate needs.  Federal funds sold averaged approximately $2,867,567 and $2,573,200 for the three months ended March 31, 2003 and 2002, respectively.   Maturities in the Company’s loan and investment portfolios are monitored regularly to avoid matching short-term deposits with long-term loans and investments. Other assets and liabilities are also monitored to provide the proper balance between liquidity, safety, and profitability.  This monitoring process must be continuous due to the constant flow of cash that is inherent in a financial institution.

The Company actively manages its interest rate sensitive assets and liabilities to reduce the impact of interest rate fluctuations. In addition, the Company monitors the interest rates paid on certificates of deposit as advertised by its competitors and strives to pay competitive interest rates to retain and attract certificates of deposit. Should competitive pressures dictate, the Company may have to increase rates paid to retain the certificates of deposit that mature in the next year and any increase in interest rates paid on certificates of deposit may reduce future Company earnings. The Company also monitors the assets and liabilities that reprice each month to determine the impact on future earnings from anticipated repricings. At March 31, 2003 the Company’s rate sensitive liabilities exceed rate sensitive assets due within one year by $2,841,000.

As part of managing liquidity, the Company monitors its loan to deposit ratio on a daily basis.  At March 31, 2003 the ratio was 89.5% which is within the Company’s acceptable range.

The Company experienced a decrease in cash and cash equivalents, its primary source of liquidity, of $1,576,101 for the three months ended March 31, 2003. The primary source of cash flow for the three months ended March 31, 2003 was cash provided by net increase in deposits of $3,605,461. Cash outflow for the three months ended March 31, 2003 was primarily used for investing activities, specifically an increase in loans of $4,709,204.  The Company’s management believes its liquidity sources are adequate to meet its operating needs and does not know of any trends, events or uncertainties that may result in a significant adverse effect on the Company’s operations or liquidity position.

The Company has plans to expand operations into the Algoma, Wisconsin market in August 2003.  The Company plan is to lease space in a local grocery store.   Therefore, the capital expenditures will be limited to office equipment and furnishing.    The effect of the expansion may be a slight short-term negative impact to the Company’s net income; however, it is projected to be profitable near the end of the first year of operations.

The following table illustrates the projected maturities and the repricing mechanisms of the major asset/liability categories of the Company as of March 31, 2003, based on certain assumptions. No prepayment rate assumptions have been made for the loan portfolio.  Maturities and repricing dates for investments have been projected by applying the assumptions set forth below to contractual maturities and repricing dates.

	1 Year or Less	1 - 5 Years	5 – 10 Years	After 10 Years

Interest Earning Assets:
Short Term Investments	$ 9,387,000
Investment Securities	$ 2,037,000	$ 5,164,000	$ 5,194,000	$ 733,000
Loans
Variable Rate	$ 29,804,000
Real Estate-Construction	$ 2,765,000	$ 761,000
Real Estate-Other	$ 5,488,000	$ 14,353,000	$ 186,000	$ 284,000
Commercial and Industrial	$ 18,917,000	$ 20,883,000	$ 519,000	$ 1,474,000
Agricultural	$ 3,242,000	$ 2,634,000	$ 479,000	$ 256,000
Consumer	$ 3,655,000	$ 15,870,000	$ 358,000	$ 145,000
Municipals	$ 87,000	$ 414,000	$ 899,000	$ 0
Other	$ 485,000	$ -0-	$ -0-	$ -0-

Total Interest Earning Assets	$ 75,867,000	$ 60,079,000	$ 7,635,000	$ 2,892,000

Interest Bearing Liabilities:
Interest Bearing Demand				$ 6,197,000
Savings Deposits	$ 9,749,000			$22,747,000
Money Market Accounts	$ 1,122,000			$ 2,618,000
Certificates of Deposit	$ 45,982,000	$ 8,759,000
Jumbo CD’s	$ 14,019,000	$ 2,474,000
Other	$ 2,154,000	$ 2,000,000	$ -0-	$ -0-

Total Interest Bearing Liabilities	$ 73,026,000	$13,233,000	$ -0-	$31,562,000

Interest Sensitivity Gap per Period	$ 2,841,000	$46,846,000	$ 7,635,000	$(28,670,000)

Cumulative Interest Sensitivity Gap	$ 2,841,000	$49,687,000	$57,322,000	$ 28,652,000

Interest Sensitivity Gap as a Percentage of Earning Assets	1.94%	31.98%	5.21%	(19.57%)

Cumulative Sensitivity Gap as a Percentage of Earning Assets	1.94%	33.92%	39.13%	19.56%

Item 3.

  Controls and Procedures

(a)

Both the CEO and CFO conclude, based on their most recent evaluation dated within 90 days of the filing date of this report that the Company has effective disclosure controls and procedures to ensure proper quarterly reporting.

(b)

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the controls subsequent to the date of their evaluation.

PART II - OTHER INFORMATION

Item 2.    Changes in Securities and use of Proceeds

On January 12, 2003, the Company sold 2,876 shares of stock at $22.95 per share to employees of the Bank pursuant to the Company’s 2000 Employee Stock Purchase Plan.  The Plan is a qualified stock purchase plan under Section 423 of the Internal Revenue Code, and allows employees to purchase stock at 85% of fair market value.  The offering was exempt from registration under the Securities Act of 1933 pursuant to Section 3(a)(11) of the Act and Rule 147 thereunder, because all employees are residents of the State of Wisconsin.  Resale of the stock is restricted for nine (9) months to residents of the State of Wisconsin.

On February 7, 2003, the Company sold 2,336 shares of stock at $30.80 per share to seven (7) directors of the Company pursuant to the Company’s 2000 Director Stock Purchase Plan.  The offering was exempt from registration under the Securities Act of 1933, as amended, pursuant to Sections 3(a)(11) and 4(2) thereof, because directors are residents of the State of Wisconsin.

Item 6.     Exhibits and reports on Form 8-K

(a)

Exhibits

10.1 Incentive Bonus Plan

99.1 Certification of CEO pursuant to section 906 of Sarbanes-Oxley Act of 2002.

99.2 Certification of CFO pursuant to section 906 of Sarbanes-Oxley Act of 2002.

                 (b) Reports on Form 8-K

During the quarter ended March 31, 2003, the registrant did not file any reports on Form 8-K.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                        LUXEMBURG BANCSHARES, INC.

                            (Registrant)

/s/ John A. Slatky_____________________                     /s/ Sheri L. Knope___________________________

John A. Slatky,

         Sheri L. Knope, CPA, CIA,

President and Chief Executive Officer                                  Chief Financial Officer

Date _May 6, 2003____________________                   Date ___May 7, 2003________________________

Statement

I, John Slatky, certify that:

1.

I have reviewed this quarterly report on Form 10-QSB of Luxemburg Bancshares, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

1.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

1.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there are significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 7, 2003

_/s/ John Slatky________________________

John Slatky

           Chief Executive Officer

Statement

I, Sheri Knope, certify that:

1.

I have reviewed this quarterly Form 10-QSB of Luxemburg Bancshares, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

1.

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

1.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there are significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 7, 2003

_/s/ Sheri Knope________________________

Sheri Knope

           Chief Financial Officer