Form 10QSB
period 2003-06-30
LUXEMBURG BANCSHARES INC
filed 2003-08-13
CIK 1037265

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington. D. C. 20549

Form 10-QSB

(Mark One)

[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003.
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from to

Commission file number 0-22471

Luxemburg Bancshares, Inc.
(Exact name of small business issuer as specified in its charter)

Wisconsin	39-1457904
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.

630 Main Street, Luxemburg, Wisconsin 54217 (Address of principal executive offices)

(920) 845-2345 (Issuer’s telephone number)

N/A (Former name, former address and former fiscal year, if changed since last report)

State the number of shares outstanding of each issuer’s classes of common equity, as of July 30, 2003:

553,785 shares were outstanding.

Transitional Small Business Disclosure Format (check one):  Yes  [     ]   No  [   X  ]

LUXEMBURG BANCSHARES, INC.

INDEX

Page No.
PART I - FINANCIAL INFORMATION

Item 1- Financial Statements (Unaudited)
Consolidated Balance Sheets – June 30, 2003 and December 31, 2002	3

Consolidated Statements of Income – Three Months & Six
Months Ended June 30, 2003 and 2002	4

Consolidated Condensed Statements of Changes
in Stockholders’ Equity - Six Months Ended
June 30, 2003 and 2002	5

Consolidated Statements of Cash Flow - Six Months
Ended June 30, 2003 and 2002	6

Notes to Consolidated Financial Statements	7-8

Item 2 - Management’s Discussion and Analysis of
Financial Condition and Results of Operations	9-14

Item 3- Controls and Procedures	15

PART II – OTHER INFORMATION

Item 4 – Submission of Matters to a Vote of Security Holders	15

Item 6 – Exhibits and Reports on Form 8-K	15

SIGNATURES	15

LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - (UNAUDITED)

ASSETS

	June 30, 2003	December 31, 2002

Cash and due from banks	$ 8,815,296	$ 4,883,581
Interest-bearing deposits	15,642,643	8,571,647
Federal funds sold	2,341,000	3,820,000

Cash and cash equivalents	26,798,939	17,275,228

Investment securities available for sale-Stated at fair value	12,661,104	14,296,159
Loans held for sale	2,770,708	475,400

Total loans	124,016,877	116,949,029
Allowance for loan losses	(1,740,735)	(1,469,023)
Net loans	122,276,142	115,480,006

Premises and equipment	2,537,449	2,463,897
Other investments at cost	496,601	486,069
Mortgage servicing rights, net	1,115,153	911,708
Other assets	3,238,657	2,779,354

TOTAL ASSETS	$ 171,894,753	$ 154,167,821

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:

Non-interest-bearing deposits	$ 33,194,115	$ 21,546,037
Interest-bearing deposits	115,802,540	110,898,348
Total deposits	148,996,655	132,444,385

Short-term borrowings	511,707	544,913
Borrowed funds	4,000,000	4,000,000
Other liabilities	1,934,155	1,823,384

Total liabilities	155,442,517	138,812,682

STOCKHOLDERS’ EQUITY:

Common stock- $1.00 par value:
Authorized - 2,400,000 shares, Issued – 580,769 shares in 2003 and 575,557 shares in 2002	580,769	575,557
Capital surplus	4,378,689	4,245,948
Retained earnings	11,307,261	10,414,049
Accumulated other comprehensive income	529,676	463,744
Less - 26,984 shares of treasury common stock, at cost	344,159	(344,159)

Total stockholders’ equity	16,452,236	15,355,139

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 171,894,753	$ 154,167,821

See accompanying notes to consolidated financial statements.

LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME - (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
INTEREST INCOME:

Interest and fees on loans	$ 1,900,343	$ 1,948,239	$ 3,776,961	$ 3,886,921
Interest on investment securities:
Taxable	49,854	94,772	115,400	204,439
Tax-exempt	101,478	102,578	204,056	205,156
Other interest and dividend income	46,850	32,760	93,142	74,203

Total interest income	2,098,525	2,178,349	4,189,559	4,370,719

INTEREST EXPENSE:

Deposits	680,374	904,193	1,407,117	1,822,133
Short-term borrowings	32,189	17,331	64,121	18,769
Borrowed funds	16,936	17,107	33,797	65,332

Total interest expense	729,499	938,631	1,505,035	1,906,234

Net interest income	1,369,026	1,239,718	2,684,524	2,464,485
Provision for loan losses	150,000	60,000	300,000	121,000

Net interest income after provision for credit losses	1,219,026	1,179,718	2,384,524	2,343,485

OTHER INCOME:

Service charges on deposit accounts	94,487	92,551	182,371	161,888
Loan fees	28,499	23,118	42,529	50,336
Mortgage underwriting fees - Secondary market	169,480	66,086	340.248	202,914
Loan servicing fee income	187,617	70,859	326,177	137,892
Gain on sale of loans	386,779	16,608	581,574	49,994
Commissions and managed fees	80,501	91,724	163,734	162,618
Other operating income	81,253	93,301	161,204	167,404

Total other income	1,028,616	454,247	1,797,837	933,046

OPERATING EXPENSES:

Salaries and related benefits	785,827	607,336	1,493,371	1,201,995
Net occupancy expense	70,863	68,572	141,876	137,339
Equipment rentals, depreciation, and maintenance	97,661	58,238	188,525	144,907
Data processing	39,525	50,855	111,041	109,542
Other operating expenses	339,620	272,403	553,271	464,979

Total operating expenses	1,333,496	1,057,404	2,488,084	2,058,762

Income before provision for income taxes	914,146	576,561	1,694,277	1,217,769
Provision for income taxes	302,042	162,892	546,324	355,624

Net income	$ 612,104	$ 413,669	$ 1,147,953	$ 862,145
Basic and diluted earnings per common share	$1.11	$0.75	$2.07	$1.57

See accompanying notes to consolidated financial statements

LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF

CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Six Months Ended June 30, 2003		Six Months Ended June 30, 2002
	Shares	Equity Total	Shares	Equity Total
Balance – Beginning of period	575,557	$ 15,355,139	571,225	$ 13,489,714

Issuance of common stock	5212	$ 137,953	4,332	$ 99,009

Comprehensive income:
Net Income		$ 1,147,953		$ 862,145
Other comprehensive income - Change in net unrealized gain on securities available for sale		65,932		238,957

Total comprehensive income		1,213,886		1,101,102

Dividends Paid		254,741		208,458

Balance - End of period	580,769	$ 16,452,236	575,557	$ 14,481,367

See accompanying notes to consolidated financial statements

LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

(UNAUDITED)

	Six Months Ended June 30, 2003	Six Months Ended June 30, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 1,147,953	$ 862,145
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	143,704	145,543
Accretion of discounts on securities	(10,656)	(8,196)
Amortization of premiums on securities	6,311	3,416
Provision for loan losses	300,000	121,000
Stock dividend on other investments @ cost	(15,800)	(9,300)
Proceeds from sales of loans held for sale	72,337,468	17,382,570
Originations of loans held for sale	(74,051,202)	(16,773,131)
Gain on sale of loans held for sale	(581,574)	(49,994)
Change in other operating assets and liabilities
Mortgage servicing rights	(203,445)	(69,057)
Other assets	(17,935)	486,721
Other liabilities	77,480	(90,378)

Total adjustments	(2,015,649)	1,139,194

Net cash provided (used in) by operating activities	(867,696)	2,001,339

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of securities available for sale	1,738,623	1,765,437
Purchase of securities available for sale	0	(200,000)
Net increase in loans	(7,151,136)	(10,864,299)
Purchase of additional life insurance	(381,100)	0
Capital expenditures	(217,256)	(140,365)

Net cash used in investing activities	(6,010,869)	(9,439,227)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	16,552,270	2,619,880
Net increase in short-term borrowings	(33,206)	296,084
Principal payments on borrowed funds	0	(2,000,000)
Proceeds from borrowed funds	0	2,000,000
Director and Employee Stock Purchase Plans	137,953	99,009
Dividends Paid	(254,741)	(208,458)

Net cash provided by financing activities	16,402,276	2,806,515

Net (decrease) increase in cash and cash equivalents	9,523,711	(4,631,373)
Cash and cash equivalents at beginning	17,275,228	13,892,443

Cash and cash equivalents at end	$ 26,798,939	$ 9,261,070

Supplemental information:
Cash paid during the period for:
Interest	$ 1,424,013	$ 1,933,148
Income taxes	$ 587,273	$ 292,597
Loans transferred to other real estate	$ 69,004	$ 145,000

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

Earnings per common share are based upon the weighted average number of common shares outstanding.  The weighted average number of shares outstanding was 553,133 in June 2003 and 548,138 in June 2002. The basic and diluted earnings per share are the same for 2003 and 2002.

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

	Notional Amount
	June 30, 2003	December 31, 2002

Commitments to extend credit	$10,644,000	$7,984,000
Credit card arrangements	1,575,000	1,449,000
Standby letters of credit	951,000	535,000

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

LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 3: ACCOUNTING CHANGES- In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” as an amendment to SFAS No. 123, “Accounting for Stock-Based Compensation.”  SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation.  The Corporation has not voluntarily changed to the fair value-based method of accounting for stock-based employee compensation.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46).  The objective of this interpretation is to provide guidance on how to identify a variable interest entity and determine when the assets, liabilities, non-controlling interests, and results of operations of a variable interest entity need to be included in a company’s consolidated financial statements.  A company that holds variable interests in an entity will need to consolidate the entity if the company’s interest in the variable interest entity is such that the company will absorb a majority of the variable interest entity’s losses and/or receive a majority of the entity’s expected residual returns, if they occur.  FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders.  The provisions of this interpretation are effective upon issuance.  The requirements of FIN 46 did not have a material impact on the results of operations, financial position, or liquidity.

In May 2003, FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.”  SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  Many of those instruments were previously classified as equity.  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The adoption of SFAS No. 150 will not have a material impact on the results of operations, financial position, or liquidity.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES

SELECTED QUARTERLY FINANCIAL DATA

Item 2:

Three Months Ended June 30,		Six Months Ended June 30,
2003	2002	2003	2002

Net Earnings	$ 612,104	$ 413,669	$1,147,953	$ 862,145
Average Consolidated Balance Sheet Items:
Loans	120,583,228	108,061,261	118,610,174	105,590,614
Taxable Investment Securities	4,066,207	6,651,098	4,480,976	7,111,150
Fed Funds Sold	3,110,193	1,389,934	2,984,022	1,992,474
Municipal Loans & Investments	10,627,168	10,108,239	10,529,154	10,135,628
Other Earning Assets	9,955,434	2,253,042	8,107,230	3,226,715
Total Earning Assets	148,342,230	128,463,574	144,711,556	128,056,581
Total Assets	162,065,476	139,804,192	158,064,040	139,284,825
Deposits	136,618,866	121,601,516	136,009,065	120,568,227
Shareholders’ Equity	16,320,969	14,325,355	16,073,256	14,170,247

Key Ratios:
Average Equity to Average Total Assets	10.07%	10.25%	10.17%	10.17%
Return on Average Total Assets	1.51%	1.19%	1.46%	1.25%
Return on Average Equity	15.04%	11.58%	14.40%	12.27%
Net Interest Margin	3.70%	3.87%	3.74%	3.88%

NET INTEREST INCOME

Net interest income, the principle source of earnings, is the amount by which interest generated by earning assets exceeds the interest costs of liabilities obtained to fund them. As shown below, net interest income has increased $129,308 or 10.4% to $1,369,026 for the three months ended June 30, 2003, from $1,239,718 for the three months ended June 30, 2002. Net interest income has increased $220,039 or 8.9% to $2,684,524 for the six months ended June 30, 2003, from $2,464,485 for the six months ended June 30, 2002.  The net interest income has increased due to Bank growth.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Interest Income	$ 2,098,525	$ 2,178,349	$ 4,189,559	$ 4,370,719
Interest Expense	729,499	938,631	1,505,035	1,906,234
Net Interest Income	$ 1,369,026	$ 1,239,718	$ 2,684,524	$ 2,464,485

Net Interest Margin	3.70%	3.87%	3.74%	3.88%

RATE/VOLUME ANALYSIS

The impact of changes in volume and interest rates on net interest income for the three and six months ended June 30, 2003 is illustrated in the following table:

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002.

Increase (Decrease) in Net Interest Income
	Net Change	Due To Rate	Due To Volume
Interest Income	$ (79,824)	$ (308,297)	$ 228,473
Interest Expense	(209,132)	(264,848)	55,716
Net Interest Income	$ 129,308	$ (43,449)	$ 172,757

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002.

	Increase (Decrease) in Net Interest
Income	Net Change	Due To Rate	Due To Volume
Interest Income	$ (181,160)	$ (627,895)	$446,735
Interest Expense	(401,199)	(507,964)	106,765
Net Interest Income	$ 220,039	$ (119,931)	$ 339,970

Interest rates on the Bank’s earning assets and interest bearing liabilities were generally lower for the three months and six months ended June 30, 2003 compared to the three months and six months ended June 30, 2002.  Average earning assets increased 13% and 8.2%, respectively to $148,342,230 for the three months ended June 30, 2003 from $128,463,574 for the three months ended June 30, 2002 and to $144,711,556 for the six months ended June 30, 2003 from $128,056,581 for the six months ended June 30, 2002. However, interest bearing liabilities increased 7.9% and 7.1%, respectively to $118,573,937 for the three months ended June 30, 2003 compared to $109,866,511 for the three months ended June 30, 2002 and to $117,128,882 for the six months ended June 30, 2003 compared to $109,413,936 for the six months ended June 30, 2002.

OPERATING RESULTS

Net income for the three months ended June 30, 2003, was $612,104 compared to $413,669 for the three months ended June 30, 2002.  The increase of $198,435 reflects an increase in gain on sale of loans and loan servicing fee income. Gain on sale of loans and loan service fee income increased $370,171 and $116,758 respectively for the three months ended June 30, 2003.  The increase in net interest income of $129,308 for the three months ended June 30, 2003, compared to the three months ended June 30, 2002 is discussed in “Net Interest Income” and “Rate/Volume Analysis” elsewhere in this report.

Total operating expenses increased $276,092 or 26.1% from $1,057,404 for the three months ended June 30, 2002 to $1,333,496 for the three months ended June 30, 2003.  Salaries and related benefits increased $178,491 or 29.4% to $785,827 for the three months ended June 30, 2003 compared to $607,336 for the three months ended June 30, 2002. An increase in performance based compensation and an increase in full time equivalent employees accounted for the majority of the increase.  Data processing expense decreased $11,330 or 22.3% to $50,855 for the three months ended June 30, 2003 compared to $39,525 for the three months ended June 30, 2002. Equipment rentals, depreciation, and maintenance for the three months ended June 30, 2003 increased $39,423 or 67.7% to $97,661 compared to $58,238 for the three months ended June 30, 2002. Finally, other operating expenses for the three months ended June 30, 2003 increased $67,217 or 24.7% to $339,620 from $272,403 for the three months ended June 30, 2002 due primarily to increases in deferred compensation for directors, use tax expense, and other real estate expenses.

Net income for the six months ended June 30, 2003, was $1,147,953 compared to $862,145 for the six months ended June 30, 2002.  The increase of $285,808 reflects an increase in gain on sale of loans and loan servicing fee income. Gain on sale of loans and loan service fee income increased $531,580 and $188,285 respectively for the six months ended June 30, 2003.  The increase in net interest income of $220,039 for the six months ended June 30, 2003, compared to the three months ended June 30, 2002 is discussed in “Net Interest Income” and “Rate/Volume Analysis” elsewhere in this report.

Total operating expenses increased $429,322 or 20.9% from $2,058,762 for the six months ended June 30, 2002 to $2,488,084 the six months ended June 30, 2003. Salaries and related benefits increased $291,376 or 24.2% to $1,493,371 for the six months ended June 30, 2003 compared to $1,201,995 for the six months ended June 30, 2002. Higher performance based compensation and an increase in full time equivalent employees accounted for the majority of the increase.  Equipment rentals, depreciation, and maintenance for the six months ended June 30, 2003 increased $43,618 or 30.1% to $188,525 compared to $144,907 for the six months ended June 30, 2002.   Other operating expenses for the six months ended June 30, 2003 increased $88,292 or 19.0% to $553,271 from $464,979 for the six months ended June 30, 2002.

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

At June 30, 2003 the Company had loans of $15,000 past due 90 days or more that was still accruing interest as compared to $120,000 for June 30, 2002.  At June 30, 2003 the Company had one loan that met the definition of “Troubled Debt Restructuring”.  At June 30, 2002 the Company did not have any loans that met the definition of “Troubled Debt Restructuring”.  There were four loans for $1,041,825 considered impaired under SFAS Nos 114 & 118 as of June 30, 2003.  No loans were considered to be impaired as of June 30, 2002.  The Bank had $3,133,000 of non-accrual loans at June 30, 2003 and $1,311,000 of non-accrual loans at June 30, 2002.

During the three months ended June 30, 2003, $150,000 was charged to the provision for loan losses compared to $60,000 for the three months ended June 30, 2002. At June 30, 2003 the allowance was $1,741,000 or 1.40% of total loans. This compares to an allowance of $1,232,000 or 1.09% of total loans as of June 30, 2002.  For the three months ended June 30, 2003 the Bank had net charge-offs of $27,000 compared to net recoveries of $10,000 for the three months ended June 30, 2002.  For the six months ended June 30, 2003 the Bank had net charge-offs of $28,000 compared to net recoveries of $9,000 for the six months ended June 30, 2002.

The following table summarizes loan charge-offs and recoveries by type of loan for the three months ended June 30, 2003 and 2002:

Loan Type	June 30, 2003		June 30, 2002
	Charge-Off	Recovery	Charge-Off	Recovery

Real Estate	$ 0	$ 1,000	$ 0	$ 0
Commercial and Industrial	39,000	0	0	0
Agricultural	0	5,000	2,000	14,000
Consumer	14,000	20,000	2,000	0

TOTALS	$ 53,000	$ 26,000	$ 4,000	$ 14,000

The following table summarizes loan charge-offs and recoveries by type of loan for the six months ended June 30, 2003 and 2002:

Loan Type	June 30, 2003		June 30, 2002
	Charge-Off	Recovery	Charge-Off	Recovery

Real Estate	$ 0	$ 1,000	$ 0	$ 0
Commercial and Industrial	42,000	0	3,000	0
Agricultural	0	5,000	0	1,000
Consumer	17,000	25,000	11,000	22,000

TOTALS	$ 59,000	$ 31,000	$ 14,000	$ 23,000

The Bank has allocated its allowance for loan losses at the end of each period presented as follows:

June 30, 2003	June 30, 2002

Balance at End of Period Applicable to:		% of loans to total		% of loans to total
	Amount	Loans	Amount	Loans
Commercial and agricultural	$1,149,000	65%	$891,000	59%
Real Estate-construction	5,000	3%	0	0%
Real Estate-mortgage	27,000	16%	120,000	22%
Consumer	105,000	16%	203,000	18%
Total Domestic	1,286,000	100%	1,214,000	100%

Unallocated	455,000		19,000

TOTALS	$ 1,741,000	100%	$ 1,233,000	100%

LIQUIDITY AND INTEREST RATE SENSITIVITY

The Company must maintain an adequate liquidity position in order to respond to the short-term demand for funds caused by withdrawals from deposit accounts, extensions of credit and for the payment of operating expenses.  Maintaining this position of adequate liquidity is accomplished through the management of a combination of liquid assets; those which can be converted into cash and access to additional sources of funds.  Primary liquid assets of the Company are cash and due from banks, interest bearing deposits, federal funds sold, investments held as “available for sale” and maturing loans. Federal funds purchased and loans from the Federal Home Loan Bank system represent the Company’s primary source of immediate liquidity and were maintained at a level to meet immediate needs.  Federal Funds Sold averaged approximately $3,110,193 and $1,389,934 for the three months ended June 30, 2003 and 2002, respectively.   Maturities in the Company’s loan and investment portfolios are monitored regularly to avoid matching short-term deposits with long-term loans and investments. Other assets and liabilities are also monitored to provide the proper balance between liquidity, safety, and profitability.  This monitoring process must be continuous due to the constant flow of cash that is inherent in a financial institution.

The Company actively manages its interest rate sensitive assets and liabilities to reduce the impact of interest rate fluctuations. In addition, the Bank monitors the interest rates paid on certificates of deposit as advertised by its competitors and strives to pay competitive interest rates to retain and attract certificates of deposit. Should competitive pressures dictate, the Bank may have to increase rates paid to retain the certificates of  deposit that mature in the next year and any increase in interest rates paid on certificates of deposit may reduce future Company earnings. The Bank also monitors the assets and liabilities that reprice each month to determine the impact on future earnings from anticipated repricings. At June 30, 2003 the Company’s rate sensitive assets exceed rate sensitive assets due within one year by $14,131,000.

As part of managing liquidity, the Company monitors its loan to deposit ratio on a daily basis.  At June 30, 2003 the ratio was 85% which is within the Company’s policy range.

The Company experienced an increase in cash and cash equivalents, its primary source of liquidity, of $9,523,711 for the six months ended June 30, 2003. The primary source of cash flow for the six months ended June 30, 2003 was cash provided by financing activities of $16,402,276 which consisted primarily of an increase in deposits of $16,552,270. Cash outflow for the six months ended June 30, 2003 was primarily an increase in loans of $7,151,136.  The Company’s management believes its liquidity sources are adequate to meet its operating needs and does not know of any trends, events or uncertainties that may result in a significant adverse effect on the Company’s operations or liquidity position.

The following table illustrates the projected maturities and the repricing mechanisms of the major asset/liability categories of the Company as of June 30, 2003, based on certain assumptions. No prepayment rate assumptions have been made for the loan portfolio.  Maturities and repricing dates for investments have been projected by applying the assumptions set forth below to contractual maturities and repricing dates.

	1 Year or Less	1 - 5 Years	5 - 10 Years	After 10 Years

Interest Earning Assets:
Short Term Investments	$ 17,984,000
Investment Securities	$ 2,675,000	$ 4,245,000	$ 5,072,000	$ 669,000
Loans
Variable Rate	$ 31,748,000
Real Estate- Construction	$ 2,847,000	$ 661,000
Real Estate-Other	$ 6,665,000	$ 12,431,000	$ 219,000	$ 260,000
Commercial and Industrial	$ 19,377,000	$ 21,863,000	$ 1,586,000	$ 262,000
Agricultural	$ 3,290,000	$ 3,054,000	$ 417,000	$ 248,000
Consumer	$ 3,675,000	$ 16,141,000	$ 349,000	$ 122,000
Municipal	$ 87,000	$ 505,000	$ 981,000
Other	$ 497,000	$ -0-	$ -0-	$ -0-

Total Interest Earning Assets	$ 88,845,000	$58,900,000	$ 8,624,000	$ 1,561,000

Interest Bearing Liabilities:
Interest Bearing Demand				$ 6,674,000
Savings Deposits	$ 9,686,000			$22,600,000
Money Market Accounts	$ 1,220,000			$ 2,846,000
Certificates of Deposit	$ 47,425,000	$ 9,033,000
Jumbo CD’s	$ 13,871,000	$ 2,448,000
Other	$ 2,512,000	$ 2,000,000	-0-	-0-

Total Interest Bearing Liabilities	$ 74,714,000	$ 13,481,000	-0-	$32,120,000

Interest Sensitivity Gap per Period	$ 14,131,000	$45,419,000	$ 8,624,000	$(30,559,000)

Cumulative Interest Sensitivity Gap	$ 14,131,000	$59,550,000	$68,174,000	$ 37,615,000

Interest Sensitivity Gap as a Percentage of Earning Assets	9.0%	28.8%	5.5%	(19.4%)

Cumulative Sensitivity Gap as a Percentage of Earning Assets	9.0%	37.1%	43.1%	23.8%

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

PART II - OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders

  The annual meeting of Luxemburg Bancshares, Inc. was held on April 26, 2003.  The following five directors were elected: Irvin Vincent, Thomas Rueckl, Raymond Balza, Lois Hoida, Stephen Seidl.  Irvin Vincent received 420,764 shares for, 2,400 against and 125,409 abstained.  Thomas J. Rueckl received 422,480 shares for, 684 against and 125,409 abstained.  Raymond Balza received 416,876 shares for, 6,288 against and 125,409 abstained.  Lois Hoida received 412,280 shares for, 10,884 against and 125,409 abstained.  Stephen Seidl received 418,080 for, 5,084 against and 125,409 abstained.

Item 6.     Exhibits and reports on Form 8-K

   (a)  Exhibits

a.1

Rule 13a-14(a) Certification of CEO

a.2

Rule 13a-14(a) Certification of CFO

a.1

Section 1350 Certification of CEO

32.2  Section 1350 Certification of CFO

                 (b) Reports on Form 8-K

During the quarter ended June 30, 2003, the registrant furnished a press release on Form 8-K dated May 8, 2003 with respect to Items 9 and 12.

SIGNATURES

In accordance with the requirements of the Exchange Act , the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LUXEMBURG BANCSHARES, INC.

(Registrant)

/s/ John A. Slatky_________________________

/s/ Sheri L. Knope____________________

John A. Slatky,

Sheri L. Knope,

President and Chief Executive Officer

Treasurer/CFO

Date _August 11, 2003____________

Date __August 11, 2003________________