Form 10QSB
period 2003-09-30
LUXEMBURG BANCSHARES INC
filed 2003-11-12
CIK 1037265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington. D. C. 20549

Form 10-QSB

(Mark One)

[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2003.
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from _______________ to _______________.

Commission file number 0-22471

Luxemburg Bancshares, Inc.

(Exact name of small business issuer as specified in its charter)

Wisconsin (State or other jurisdiction of incorporation or organization)	39-1457904 (I.R.S. Employer Identification No.)

630 Main Street, Luxemburg, Wisconsin 54217

(Address of principal executive offices)

(920) 845-2345

(Issuer’s telephone number)

N/A

(Former name, former address and former fiscal year, if changed since last report)

State the number of shares outstanding of each issuer’s classes of common equity, as of October 23, 2003:

552,585 shares were outstanding.

Transitional Small Business Disclosure Format (check one):  Yes  [     ]   No  [   X  ]

LUXEMBURG BANCSHARES, INC.

INDEX

Page No.
PART I – FINANCIAL INFORMATION

Item 1- Financial Statements (Unaudited)
Consolidated Balance Sheets – September 30, 2003 and December 31, 2002	3

Consolidated Statements of Income – Three Months & Nine
Months Ended September 30, 2003 and 2002	4

Consolidated Condensed Statements of Changes
in Stockholders’ Equity - Nine Months Ended
September 30, 2003 and 2002	5

Consolidated Statements of Cash Flow - Nine Months
Ended September 30, 2003 and 2002	6

Notes to Consolidated Financial Statements	7-8

Item 2 – Management’s Discussion and Analysis of
Financial Condition and Results of Operations	9-14

Item 3- Controls and Procedures	14

PART II – OTHER INFORMATION

Item 6 – Exhibits and Reports on Form 8-K	15

SIGNATURES	15

LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - (UNAUDITED)

ASSETS

	September 30, 2003	December 31, 2002

Cash and due from banks	$ 7,392,447	$ 4,883,581
Interest-bearing deposits	3,178,208	8,571,647
Federal funds sold	5,733,000	3,820,000

Cash and cash equivalents	16,303,655	17,275,228

Investment securities available for sale - stated at fair value	11,753,675	14,296,159
Loans held for sale	148,000	475,400

Total loans	128,069,622	116,949,029
Allowance for loan losses	(1,829,292)	(1,469,023)
Net loans	126,240,330	115,480,006

Premises and equipment	2,775,377	2,463,897
Other investments at cost	539,601	486,069
Mortgage servicing rights, net	1,146,518	911,708
Other assets	3,642,867	2,779,354

TOTAL ASSETS	$ 162,550,023	$ 154,167,821

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:

Non-interest-bearing deposits	$ 19,688,681	$ 21,546,037
Interest-bearing deposits	122,038,615	110,898,348
Total deposits	141,727,296	132,444,385

Short-term borrowings	111,045	544,913
Borrowed funds	2,000,000	4,000,000
Other liabilities	1,918,877	1,823,384

Total liabilities	145,757,218	138,812,682

STOCKHOLDERS’ EQUITY:

Common stock- $1.00 par value:
Authorized - 2,400,000 shares, Issued – 580,769 shares in 2003 and 575,557 shares in 2002	580,769	575,557
Capital surplus	4,378,689	4,245,948
Retained earnings	11,818,939	10,414,049
Accumulated other comprehensive income	406,567	463,744
Less - 28,184 shares in 2003 and 26,984 shares in 2002 of treasury common stock, at cost	(392,159)	(344,159)

Total stockholders’ equity	16,792,805	15,355,139

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 162,550,023	$ 154,167,821

See accompanying notes to consolidated financial statements.

LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME - (UNAUDITED)

	Three Months Ended September 30,	Nine Months Ended September 30,
	2003	2002	2003	2002
INTEREST INCOME:

Interest and fees on loans	$ 1,871,123	$ 1,990,784	$ 5,648,084	$ 5,877,705
Interest on investment securities:
Taxable	36,853	87,020	152,253	291,459
Tax-exempt	101,051	102,578	305,107	307,734
Other interest and dividend income	61,230	51,621	154,372	125,824

Total interest income	2,070,257	2,232,003	6,259,816	6,602,722

INTEREST EXPENSE:

Deposits	646,187	866,819	2,053,304	2,688,952
Short-term borrowings	37,897	1,083	102,018	19,852
Borrowed funds	0	49,947	33,797	115,279

Total interest expense	684,084	917,849	2,189,119	2,824,083

Net interest income	1,386,173	1,314,154	4,070,697	3,778,639
Provision for loan losses	50,000	205,000	450,000	326,000

Net interest income after provision for credit losses	1,236,173	1,109,154	3,620,697	3,452,639

OTHER INCOME:

Service charges on deposit accounts	111,344	102,018	293,715	263,906
Loan fees	45,097	19,605	87,626	69,941
Mortgage underwriting fees – Secondary market	99,890	33,734	440,138	389,784
Loan servicing fee income	135,410	311,335	461,587	296,091
Gain on sale of loans	282,540	123,314	864,114	173,309
Commissions and managed fees	79,945	63,552	243,679	226,170
Other operating income	84,186	74,491	245,390	241,894

Total other income	838,412	728,049	2,636,249	1,661,095

OPERATING EXPENSES:

Salaries and related benefits	801,418	655,868	2,294,789	1,857,863
Net occupancy expense	79,588	69,281	221,464	206,620
Equipment rentals, depreciation, and maintenance	104,324	76,917	292,849	221,824
Data processing	51,092	67,676	162,133	177,218
Other operating expenses	293,316	206,579	846,587	671,558

Total operating expenses	1,329,738	1,076,321	3,817,822	3,135,083

Income before provision for income taxes	744,847	760,882	2,439,124	1,978,651
Provision for income taxes	233,169	227,655	779,493	583,279

Net income	$ 511,678	$ 533,227	$ 1,659,631	$1,395,372
Basic and diluted earnings per common share	$ 0.93	$ 0.97	$ 3.00	$ 2.54
Dividends per common share	$ 0.00	$ 0.00	$ 0.46	$ 0.38

See accompanying notes to consolidated financial statements

LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

	Nine Months Ended September 30, 2003		Nine Months Ended September 30, 2002
	Shares	Equity Total	Shares	Equity Total

Balance – Beginning of period	575,557	$ 15,355,139	571,225	$ 13,489,714

Issuance of common stock	5,212	$ 137,953	4,332	$ 99,009

Purchase of treasury stock		$ (48,000)

Comprehensive income:
Net Income		1,659,631		$ 1,395,372
Other comprehensive income - change
in net unrealized gain (loss) on
securities available for sale		(57,177)		365,980

Total comprehensive income		1,602,454		1,761,352

Dividends paid		254,741		208,458

Balance - end of period	580,769	$ 16,792,805	575,557	$ 15,141,617

See accompanying notes to consolidated financial statements

LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

(UNAUDITED)

	Nine Months Ended September 30, 2003	Nine Months Ended September 30, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 1,659,631	$ 1,395,372
Adjustments to reconcile net income to net cash
Provided by operating activities:
Depreciation and amortization	235,626	223,499
Accretion of discounts on securities	(11,626)	(16,645)
Amortization of premiums on securities	8,788	5,555
Provision for loan losses	450,000	326,000
Stock dividend on other investments @ cost	(21,800)	(13,700)
(Gain) loss on sale of other real estate	0	(7,252)
Proceeds from sales of loans held for sale	100,587,175	48,744,558
Originations of loans held for sale	(99,395,661)	(50,619,663)
Gain on sale of loans held for sale	(864,114)	(173,309)
Loss on sale of premises and equipment	0	850
Change in other operating assets and liabilities
Mortgage servicing rights	(234,810)	(160,454)
Other assets	(97,145)	1,870,836
Other liabilities	126,201	44,573

Total adjustments	782,634	224,848

Net cash provided by operating activities	2,442,265	1,620,220

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of securities available for sale	2,457,437	2,409,734
Purchase of securities available for sale	0	(212,500)
Net increase in loans	(11,290,324)	(14,518,968)
Purchase of additional life insurance	(681,100)	0
Capital expenditures	(547,106)	(228,288)
Purchase of investment at cost	(37,000)	0

Net cash used in investing activities	(10,098,093)	(12,550,022)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	9,282,911	17,240,343
Net increase in short-term borrowings	(433,868)	467,896
Principal payments on borrowed funds	(2,000,000)	(2,000,000)
Proceeds from borrowed funds	0	2,000,000
Director and Employee Stock Purchase Plans	137,953	99,009
Purchase of treasury stock	(48,000)	0
Dividends Paid	(254,741)	(208,458)

Net cash provided by financing activities	6,684,255	17,598,790

Net (decrease) increase in cash and cash equivalents	(971,573)	6,668,988
Cash and cash equivalents at beginning	17,275,228	13,892,443

Cash and cash equivalents at end	$ 16,303,655	$ 20,561,431

Supplemental information:
Cash paid during the period for:
Interest	$ 2,070,200	$ 2,826,518
Income taxes	$ 792,016	$ 621,744
Loans transferred to other real estate	$ 149,004	$ 248,414

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

Earnings per common share are based upon the weighted average number of common shares outstanding.  The weighted average number of shares outstanding was 553,159 for the three months ending September 30, 2003 and 548,573 for the three months ending September 30, 2002. The weighted average number of shares outstanding was 553,142 for the nine months ending September 30, 2003 and 548,285 for the nine months ending September 30, 2002.  The basic and diluted earnings per share were the same for both periods in 2003 and 2002.

NOTE 2: FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Bank of Luxemburg’s (“Bank’s”) financial statements do not reflect various commitments and contingent liabilities which arise in the normal course of business and which involve elements of credit risk, interest rate risk, and liquidity risk.  These commitments and contingent liabilities are commitments to extend credit and standby letters of credit.  A summary of the Bank’s commitments and contingent liabilities at each balance sheet date were as follows:

	Notional Amount
	September 30, 2003	December 31, 2002

Commitments to extend credit	$12,075,000	$7,984,000
Credit card arrangements	1,701,000	1,449,000
Standby letters of credit	1,202,000	535,000

Commitments to extend credit and credit card arrangements are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. A portion of the commitments are expected to be drawn upon, thus representing future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis.  The amount of collateral obtained upon extension of credit is based on management’s credit evaluation of the counterparty.  Collateral held varies but may include accounts receivable; inventory; property, plant, and equipment; real estate; and stocks and bonds. Management does not anticipate any material losses as a result of these commitments.

LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Standby letters of credit are conditional commitments issued by the Company to guarantee the payment of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Company holds collateral supporting those commitments for which collateral is deemed necessary.  Because these instruments have fixed maturity dates and because many of them expire without being drawn upon, they do not generally present significant liquidity risk to the Company. Management does not anticipate any material losses as a result of these letters of credit.

The Company’s commitments to sell residential mortgage loans to the secondary market and commitments to fund such loans to individual borrowers represent mortgage derivatives.  Commitments outstanding at September 30, 2003 were $2,057,000.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES

SELECTED QUARTERLY FINANCIAL DATA

Item 2:

          Three Months Ended

           Nine Months Ended

                September 30

                 September 30

2003	2002	2003	2002

Net Earnings	$ 511,678	$ 533,227	$1,659,631	$1,395,372
Average Consolidated Balance Sheet Items:
Loans	121,975,221	112,775,971	119,747,400	107,870,745
Taxable Investment Securities	3,213,451	6,361,711	4,053,836	6,835,848
Fed Funds Sold	7,970,125	3,261,346	4,669,751	2,407,285
Municipal Loans & Investments	10,433,373	10,256,479	10,496,917	10,177,410
Other Earning Assets	7,929,792	5,270,119	8,063,937	3,948,666
Total Earning Assets	151,521,962	137,925,626	147,031,841	131,239,954
Total Assets	167,540,834	149,600,280	161,276,979	142,628,768
Deposits	118,107,110	109,485,751	114,677,683	107,370,321
Shareholders’ Equity	16,669,656	14,898,014	16,272,056	14,412,836

Key Ratios:
Average Equity to Average Total Assets	9.95%	9.96%	10.09%	10.11%
Return on Average Total Assets	1.21%	1.41%	1.38%	1.31%
Return on Average Equity	12.18%	14.20%	13.64%	12.94%
Net Interest Margin	3.63%	3.78%	3.70%	3.85%

NET INTEREST INCOME

Net interest income, the principle source of earnings, is the amount by which interest generated by earning assets exceeds the interest costs of liabilities obtained to fund them. As shown below, net interest income has increased $72,019 or 5.5% to $1,386,173 for the three months ended September 30, 2003, from $1,314,154 for the three months ended September 30, 2002. Net interest income has increased $292,058 or 7.7% to $4,070,697 for the nine months ended September 30, 2003, from $3,778,639 for the nine months ended September 30, 2002.  The net interest income has increased due to Bank growth.

	Three Months Ended, September 30		Nine Months Ended, September 30
	2003	2002	2003	2002
Interest Income	$ 2,070,257	$ 2,232,003	$ 6,259,816	$ 6,602,722
Interest Expense	684,084	917,849	2,189,119	2,824,083
Net Interest Income	$ 1,386,173	$ 1,314,154	$ 4,070,697	$ 3,778,639

Net Interest Margin	3.63%	3.78%	3.70%	3.85%

RATE/VOLUME ANALYSIS

The impact of changes in volume and interest rates on net interest income for the three and nine months ended September 30, 2003 is illustrated in the following table:

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002.

Increase (Decrease) in Net Interest Income

	Net Change	Due To Rate	Due To Volume
Interest Income	$ (161,746)	$ (308,028)	$ 146,282
Interest Expense	(233,765)	(274,066)	40,301
Net Interest Income	$ 72,019	$ (33,962)	$ 105,981

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002.

Increase (Decrease) in Net Interest Income

	Net Change	Due To Rate	Due To Volume
Interest Income	$ (342,906)	$ (941,065)	$ 598,159
Interest Expense	(634,964)	(786,100)	151,136
Net Interest Income	$ 292,058	$ (154,965)	$ 447,023

Interest rates on the Bank’s earning assets and interest bearing liabilities were generally lower for the three months and nine months ended September 30, 2003 compared to the three months and nine months ended September 30, 2002.  Average earning assets increased 9.9% and 12.0%, respectively to $151,521,962 for the three months ended September 30, 2003 from $137,925,626 for the three months ended September 30, 2002 and to $147,031,841 for the nine months ended September 30, 2003 from $131,239,954 for the nine months ended September 30, 2002. However, interest bearing liabilities increased 7.1% and 8.6%, respectively to $121,607,195 for the three months ended September 30, 2003 compared to $113,599,744 for the three months ended September 30, 2002 and to $118,635,089 for the nine months ended September 30, 2003, compared to $110,742,411 for the nine months ended September 30, 2002.

OPERATING RESULTS

Net income for the three months ended September 30, 2003, was $511,678 compared to $533,227 for the three months ended September 30, 2002.  The decrease of $21,549 reflects an increase in operating expenses.  Salaries and related benefit expenses and equipment rentals, depreciation, and maintenance increased $145,550 and $27,407 respectively.  Equipment rentals, depreciation and maintenance has increased due to the addition of the Algoma branch in August 2003 and technology equipment updates.  Salaries and related benefits increased due to the addition of several positions in the areas of loans, internal audit and the Algoma office staff.  The increase in net interest income of $72,019 for the three months ended September 30, 2003, compared to the three months ended September 30, 2002 is discussed in “Net Interest Income” and “Rate/Volume Analysis” elsewhere in this report.

Total operating expenses increased $253,417 or 23.5% from $1,076,321 for the three months ended September 30, 2002 to $1,329,738 for the three months ended September 30, 2003.  Salaries and related benefits increased $145,550 or 22.2% to $801,418 for the three months ended September 30, 2003 compared to $655,868 for the three months ended September 30, 2002. An increase in full time equivalent employees accounted for the majority of the increase.  Data processing expense decreased $16,584 or -24.5% to $51,092 for the three months ended September 30, 2003 compared to $67,676 for the three months ended September 30, 2002. Equipment rentals, depreciation, and maintenance for the three months ended September 30, 2003 increased $27,407 or 35.6% to $104,324 compared to $76,917 for the three months ended September 30, 2002. Finally, other operating expenses for the three months ended September 30, 2003 increased $86,737 or 42.0% to $293,316 from $206,579 for the three months ended September 30, 2002 due primarily to increases in deferred compensation for directors, other real estate expenses, and the addition of the Algoma branch.

Net income for nine months ended September 30, 2003, was $1,659,631 compared to $1,395,372 for the nine months ended September 30, 2002.  The increase of $264,259 reflects an increase in gain on sale of loans and loan servicing fee income. Gain on sale of loans and loan service fee income increased $690,805 and $165,496 respectively for the nine months ended September 30, 2003.  The increase in net interest income of $292,058 for the nine months ended September 30, 2003, compared to the nine months ended September 30, 2002 is discussed in “Net Interest Income” and “Rate/Volume Analysis” elsewhere in this report.

Total operating expenses increased $682,739 or 21.8% from $3,135,083 for the nine months ended September 30, 2002 to $3,817,822 the nine months ended September 30, 2003. Salaries and related benefits increased $436,926 or 23.5% to $2,294,789 for the nine months ended September 30, 2003 compared to $1,857,863 for the nine months ended September 30, 2002.  An increase in full time equivalent employees accounted for the majority of the increase.  Equipment rentals, depreciation, and maintenance for the nine months ended September 30, 2003 increased $71,025 or 32% to $292,849 compared to $221,824 for the nine months ended September 30, 2002.   Other operating expenses for the nine months ended September 30, 2003 increased $175,029 or 26.1% to $846,587 from $671,558 for the nine months ended September 30, 2002 due primarily to increases in deferred compensation for directors, use tax expense, other real estate expenses, and the addition of the Algoma branch.

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

At September 30, 2003 the Company had loans in the amount of $10,000, past due 90 days or more, that were still accruing interest as compared to $22,000 as of September 30, 2002.  At September 30, 2003 the Company had one loan for $1,153,246 that met the definition of “Troubled Debt Restructuring”.  At September 30, 2002 the Company did not have any loans that met the definition of “Troubled Debt Restructuring”.  There were five loans considered impaired under SFAS Nos 114 & 118 for $800,000 as of September 30, 2003.  No loans were considered to be impaired as of September 30, 2002.  The Bank had $4,303,000 of non-accrual loans at September 30, 2003 and $1,989,000 of non-accrual loans at September 30, 2002. One additional loan portfolio placed on non-accrual status in 2003 accounts for $1,670,000 of the $2,314,000 increase in non-accrual loans.  The loan is guaranteed by the Small Business Administration (SBA).  Senior loan management expects a loss of approximately $150,000 on this loan portfolio.

During the three months ended September 30, 2003, $150,000 was charged to the provision for loan losses compared to $205,000 for the three months ended September 30, 2002. At September 30, 2003 the allowance was $1,829,000 or 1.43% of total loans. This compares to an allowance of $1,400,000 or 1.21% of total loans as of September 30, 2002.  For the three months ended September 30, 2003 the Bank had net charge -offs of $63,000 compared to net charge-offs of $38,000 for the three months ended September 30, 2002.  For the nine months ended September 30, 2003 the Bank had net charge-offs of $90,000 compared to net charge-offs of $29,000 for the nine months ended September 30, 2002.

The following table summarizes loan charge -offs and recoveries by type of loan for the three months ended September 30, 2003 and 2002:

Loan Type	September 30, 2003		September 30, 2002
	Charge-Off	Recovery	Charge-Off	Recovery

Real Estate	$ 19,000	$ 0	$ 0	$ 0
Commercial and Industrial	42,000	0	7,000	1,000
Agricultural	0	0	0	1,000
Consumer	8,000	6,000	34,000	1,000

TOTALS	$ 69,000	$ 6,000	$ 41,000	$ 3,000

The following table summarizes loan charge -offs and recoveries by type of loan for the nine months ended September 30, 2003 and 2002:

Loan Type	September 30, 2003		September 30, 2002
	Charge-Off	Recovery	Charge-Off	Recovery

Real Estate	$ 19,000	$ 1,000	$ 0	$ 0
Commercial and Industrial	81,000	0	10,000	1,000
Agricultural	0	0	0	2,000
Consumer	22,000	31,000	45,000	23,000

TOTALS	$ 122,000	$ 32,000	$ 55,000	$ 26,000

The Bank has allocated its allowance for loan losses at the end of each period presented as follows:

	September 30, 2003		September 30, 2002
Balance at End of Period Applicable to:		% of loans to total		% of loans to total
	Amount	Loans	Amount	Loans
Commercial and agricultural	$ 915,000	67%	$ 926,000	57%
Real Estate-construction	6,000	3%	31,000	0%
Real Estate-mortgage	24,000	13%	115,000	25%
Consumer	95,000	17%	200,000	18%
Total Domestic	1,040,000	100%	1,272,000	100%

Unallocated	789,292		128,000

TOTALS	$ 1,829,292	100%	$ 1,400,000	100%

LIQUIDITY AND INTEREST RATE SENSITIVITY

The Company must maintain an adequate liquidity position in order to respond to the short-term demand for funds caused by withdrawals from deposit accounts, extensions of credit and for the payment of operating expenses.  Maintaining this position of adequate liquidity is accomplished through the management of a combination of liquid assets; those which can be converted into cash and access to additional sources of funds.  Primary liquid assets of the Company are cash and due from banks, interest bearing deposits, federal funds sold, investments held as “available for sale” and maturing loans. Federal funds purchased and loans from the Federal Home Loan Bank system represent the Company’s primary source of immediate liquidity and were maintained at a level to meet immediate needs.  Federal Funds Sold averaged approximately $7,970,125 and $3,261,346 for the three months ended September 30, 2003 and 2002, respectively.   Maturities in the Company’s loan and investment portfolios are monitored regularly to avoid matching short -term deposits with long-term loans and investments. Other assets and liabilities are also monitored to provide the proper balance between liquidity, safety, and profitability.  This monitoring process must be continuous due to the constant flow of cash that is inherent in a financial institution.

The Company actively manages its interest rate sensitive assets and liabilities to reduce the impact of interest rate fluctuations. In addition, the Bank monitors the interest rates paid on certificates of deposit as advertised by its competitors and strives to pay competitive interest rates to retain and attract certificates of deposit. Should competitive pressures dictate, the Bank may have to increase rates paid to retain the certificates of  deposit that mature in the next year and any increase in interest rates paid on certificates of deposit may reduce future Company earnings. The Bank also monitors the assets and liabilities that reprice each month to determine the impact on future earnings from anticipated repricings. At September 30, 2003 the Company’s rate sensitive assets exceed the Company’s rate sensitive liabilities due within one year by $2,597,000.

As part of managing liquidity, the Company monitors its loan to deposit ratio on a daily basis.  At September 30, 2003 the ratio was 91% which is within the Company’s policy range.

The Company experienced a decrease in cash and cash equivalents, its primary source of liquidity, of $971,573 for the nine months ended September 30, 2003. The primary source of cash flow for the nine months ended September 30, 2003 was cash provided by financing activities of $6,684,255 which consisted primarily of an increase in deposits of $9,282,911. Cash outflow for the nine months ended September 30, 2003 was primarily an increase in loans of $11,290,324.  The Company’s management believes its liquidity sources are adequate to meet its operating needs and does not know of any trends, events or uncertainties that may result in a significant adverse effect on the Company’s operations or liquidity position.

The following table illustrates the projected maturities and the repricing mechanisms of the major asset/liability categories of the Company as of September 30, 2003, based on certain assumptions. No prepayment rate assumptions have been made for the loan portfolio.  Maturities and repricing dates for investments have been projected by applying the assumptions set forth below to contractual maturities and repricing dates.

	1 Year or Less	1 - 5 Years	5 - 10 Years	After 10 Years

Interest Earning Assets:
Short Term Investments	$ 8,911,000
Investment Securities	$ 1,885,000	$ 4,271,000	$ 4,953,000	$ 645,000
Loans
Variable Rate	$ 33,976,000
Real Estate- Construction	$ 3,803,000	$ 514,000
Real Estate-Other	$ 5,071,000	$ 11,027,000	$ 351,000	$ 690,000
Commercial and Industrial	$ 20,001,000	$ 21,643,000	$ 514,000	$ 1,347,000
Agricultural	$ 2,878,000	$ 3,722,000	$ -0-	$ 244,000
Consumer	$ 3,736,000	$ 16,753,000	$ 427,000	$ 44,000
Municipal	$ 124,000	$ 372,000	$ 981,000
Other	$ 540,000	$ -0-	$ -0-	$ -0-

Total Interest Earning Assets	$ 80,925,000	$ 58,302,000	$ 7,226,000	$ 2,970,000

Interest Bearing Liabilities:
Interest Bearing Demand				$ 6,804,000
Savings Deposits	$ 10,248,000			$23,913,000
Money Market Accounts	$ 1,302,000			$ 3,037,000
Certificates of Deposit	$ 46,854,000	$ 8,924,000
Jumbo CD’s	$ 17,813,000	$ 3,143,000
Other	$ 2,111,000	$ -0-	-0-	-0-

Total Interest Bearing Liabilities	$ 78,328,000	$12,067,000	-0-	$ 33,754,000

Interest Sensitivity Gap per Period	$ 2,597,000	$46,235,000	$ 7,226,000	$(30,784,000)

Cumulative Interest Sensitivity Gap	$ 2,597,000	$48,832,000	$56,058,000	$ 25,274,000

Interest Sensitivity Gap as a Percentage of Earning Assets	1.7%	30.9%	4.8%	(20.6%)

Cumulative Sensitivity Gap as a Percentage of Earning Assets	1.7%	32.7%	37.5%	16.9%

Item 3.

  Controls and Procedures

(a)

The Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchanged Act) as of September 30, 2003.  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer has each concluded that the Company’s disclosure controls and procedures are effective to timely alert them to material information relating to the Company (including its consolidated subsidiaries) required to be included in Company’s filings under the Securities and Exchange Act of 1934, as amended.

(b)

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the controls subsequent to the date of their evaluation.

PART II - OTHER INFORMATION

Item 5.      Other information

On September 6, 2003 the Company’s former Chairman of the Board Mr. Irvin G. Vincent passed away.     On October 28, 2003 the Company elected Mr. Thomas J. Rueckl to replace Mr. Vincent as Chairman of the Board.  Mr. Rueckl was formally Vice Chairman of the Board for the Company and has been acting Chairman since Irvin’s death.

Item 6.     Exhibits and reports on Form 8-K

   (a)  Exhibits

31.1

Rule 13a-14(a) Certification of CEO

31.2

Rule 13a-14(a) Certification of CFO

32.1

Section 1350 Certification of CEO

32.2

Section 1350 Certification of CFO

                 (b)  Reports on Form 8-K

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LUXEMBURG BANCSHARES, INC.
(Registrant)

/s/ John A. Slatky	/s/ Sheri L. Knope
John A. Slatky	Sheri L. Knope,
President and Chief Executive Officer	Treasurer/CFO

Date November 5, 2003	Date November 5, 2003