Form 10KSB
period 2003-12-31
LUXEMBURG BANCSHARES INC
filed 2004-03-25
CIK 1037265

=========================================================================

UNITED STATES SECURITIES AND EXCHANGE

COMMISSION

Washington, DC 20549

FORM 10-KSB

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 0-22471

LUXEMBURG BANCSHARES, INC.

(Name of Small Business Issuer in Its Charter)

Wisconsin (State or Other Jurisdiction of Incorporation or Organization) 630 Main Street, Luxemburg, Wisconsin (Address of Principal Executive Offices)	39-1457904 (I.R.S. Employer Identification No.) 54217 (Zip Code)

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

Issuer's revenues for the year ended December 31, 2003.  $11,511,115

The aggregate market value (determined using the book value per share) of common stock held by non-affiliates of the registrant as of March 8, 2004 was $14,756,976

The number of shares outstanding of the registrant's common stock as of March 8, 2004 was 557,860

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the 2004 Annual Meeting of Shareholders are incorporated by reference into Part III.

  Transitional Small Business Disclosure format (check one): Yes___ No _X_

=========================================================================

PART I

ITEM 1.

DESCRIPTION OF BUSINESS.

THE COMPANY

       Luxemburg Bancshares, Inc.  (the "Company"), a Wisconsin corporation, was formed June 10, 1983 for the purpose of owning a Wisconsin bank.  On December 30, 1983, the Company acquired a controlling interest in the Bank of Luxemburg (the "Bank").  The Bank is now a wholly-owned subsidiary of the Company.

       As of December 31, 2003, the Company had total consolidated assets of $168.0 million and total stockholders' equity of $17.0 million.

THE BANK

       The Bank was chartered by the Wisconsin Banking Department (now the Wisconsin Department of Financial Institutions ("DFI")) on October 6, 1903.  Bank deposits are insured by the Federal Deposit Insurance Corporation ("FDIC").  The Bank conducts business at the Main Office at 630 Main Street, Luxemburg, Wisconsin with other offices located at E166 County Hwy. S., Luxemburg ("Dyckesville office"), 602 Center Drive, Luxemburg ("IGA Supermarket office") and 100 Old Orchard Avenue, Casco ("Casco Office") and 510 Fifth St., Algoma ("Super Value Office") in Kewaunee County and 1311 Bellevue Street, Green Bay ("Bellevue office") in Brown County.  The Bank also maintains eight automated teller machines ("ATMs") in Kewaunee, Brown and Door Counties.  The Bank recently purchased a building at 216 West Main Street, Forestville, in Door County.   The Bank will be opening a seventh office in the building by the end of March 2004.

       The Bank provides a full range of consumer and commercial banking services to individuals, businesses and farms.  The basic services offered include: demand deposit accounts, money market deposit accounts, NOW accounts, time deposits, safe deposit services, credit cards, direct deposits, notary services, money orders, night depository, travelers' checks, cashier's checks, savings bonds, secured and unsecured consumer, commercial and real estate loans and stand-by letters of credit.  The Bank offers automated teller machine cards through the PULSE ATM network.  In addition, the Bank purchased the financial planning and alternative investment marketing of Total Financial Concepts in January 1996.  Now, through Raymond James, the Bank provides financial planning, estate planning and retirement planning services and markets mutual funds, annuities, life insurance products, Individual Retirement Accounts (IRAs) and other pension programs.

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

       The Bank's business plan is based on being a strong, established, locally owned bank providing financial services to its local communities.  The Bank's main office and five branch offices are located in and serve western Kewaunee County.  The Bank also serves a small portion of southern Door County from these locations and the soon to be open Forestville office.  The Bank serves eastern Brown County with these locations and an office in the Green Bay, Wisconsin market.  The Bank targets the individual and small business customers within these markets and emphasizes the advantages of local ownership, such as responsive local loan decisions and community involvement.

LUXEMBURG INVESTMENT CORPORATION

       Luxemburg Investment Corporation ("Investment Corporation") is a wholly-owned subsidiary of the Bank.   Luxemburg Investment Corporation is a Nevada corporation, the business of which is to hold, invest and reinvest a portion of the investment portfolio of the Bank.  See "INVESTMENTS".

LENDING ACTIVITIES

       The Bank offers a range of lending services, including real estate, commercial, consumer and agriculture, to individuals, small business and other organizations that are located in or conduct a substantial portion of their business in the Bank's market area.  The Bank's total net loans as of December 31, 2003 were $131.6 million, or approximately 78% of total consolidated assets.  In addition, the Bank services $122.7 million in consumer real estate loans sold to the Federal Home Loan Mortgage Corporation ("FHLMC") and the Federal Home Loan Bank ("FHLB").  Interest rates charged on loans vary with the degree of risk, maturity, and amount of the loan, and are further subject to competitive pressures, cost and availability of funds and government regulations.

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

       The Bank's real estate loans are secured by mortgages and consist primarily of loans to individuals for the purchase and improvement of real estate and for the purchase of residential lots and construction of single-family residential units.  The Bank's residential real estate loans generally are repayable in monthly installments based on up to a thirty year amortization schedule.  Qualifying loans with fixed terms of fifteen, twenty, or thirty years are sold to FHLB.

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

       The Bank also provides services to support dairy farms in the rural areas of Kewaunee and southern Door counties.  About seven (7%) percent of the Bank's loan portfolio, $9.0 million, is in agricultural loans (including agricultural real estate loans).  The loans provide financing for real estate and personal property purchases, as well as operational lines of credit and production financing.  The credit terms are typically similar to other commercial loans.  The Bank will provide direct financing, as well as guaranteed financing, through Federal (FmHA) and State of Wisconsin (WHEDA) sponsored programs.

DEPOSIT ACTIVITIES

       Deposits are the major source of the Bank's funds for lending and other investment activities.  The Bank considers the majority of its regular savings, investors choice, demand, NOW and money market deposit accounts to be core deposits.  These accounts comprised approximately 48% of the Bank's total deposits at December 31, 2003.   Approximately 52% of the Bank's deposits at December 31, 2003 were certificates of deposit.  Generally, the Bank attempts to maintain the rates paid on its deposits at a competitive level.  Deposits of $100,000 and over made up approximately 15% of the Bank's total deposits at December 31, 2003.  The majority of the deposits of the Bank are generated from Kewaunee and Brown Counties.  For additional information regarding the Bank's deposit accounts, see "Management's Discussion and Analysis or Plan of Operation - Liquidity and Interest Rate Sensitivity" and Note 7 of Notes to Consolidated Financial Statements.

INVESTMENTS

       The Bank invests a portion of its assets in U.S.  Treasury and U.S.  Governmental agency obligations, FHLMC, FNMA and FHLB securities, state, county and municipal obligations, collateralized mortgage obligations ("CMO's") and federal funds sold.  The investments are managed in relation to the loan demand and deposit growth and are generally used to provide for the investment of excess funds at reduced yields and risks relative to yields and risks of the loan portfolio, while providing liquidity to fund increases in loan demand or to offset fluctuations in deposits.  The investments are held in Investment Corporation as well as in the Bank.  The Bank portfolio is maintained to provide for immediate liquidity needs and therefore consists of shorter term investments.  The investment portfolio maintained by the Investment Corporation provides for greater investment yields and therefore consists of longer term investments.  For further information regarding the Company's investment portfolio, see Note 3 of Notes to Consolidated Financial Statements.

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

       Federal banking regulatory agencies have established capital adequacy rules which take into account risk attributable to balance sheet assets and off-balance sheet activities.  All banks and bank holding companies must meet a minimum total risk-based capital ratio of 8%, of which at least one-half must be comprised of core capital elements defined as Tier 1 capital (which consists principally of shareholders' equity).  The federal banking agencies also have adopted leverage capital guidelines which banking organizations must meet.  Under these guidelines, the most highly rated banking organizations must meet a minimum leverage ratio of at least 4% Tier capital to total assets.  Failure to meet minimum capital requirements can initiate certain mandatory -- and possible additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the consolidated financial statements.  The risk-based and leverage standards presently used by the Federal Reserve Board are minimum requirements, and higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual banking organizations.  The Federal Reserve Board has advised the Company of specific minimum capital ratios.  To be adequately capitalized under the regulatory framework, the Tier 1 capital ratio must meet or exceed 4%, the total risk based capital ratio must meet or exceed 8% and the leverage ratio must meet or exceed 4%.  As of December 31, 2003, the Company had a consolidated total risk-based capital ratio of 12.7%, a Tier I risk-based capital ratio of 11.4% and a leverage ratio of 9.9%.

       Federal law provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions.  In addition, a bank holding company's controlled insured depository institutions are liable for any loss incurred by the FDIC in connection with the default of, or any FDIC-assisted transaction involving, an affiliated insured bank or savings association.  The extent of the regulators' power depends on whether the institution in question is "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," or "critically undercapitalized." To be well capitalized under the regulatory framework, the Tier 1 capital ratio must meet or exceed 6%, the total capital ratio must meet or exceed 10% and the leverage ratio must meet or exceed 5%.  At December 31, 2003, the most recent notification from the FDIC, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that management believes have changed the Bank's category.  As of December 31, 2003, the Bank had a total risk-based capital ratio of 11.7%, a Tier I risk-based capital ratio of 10.4% and a leverage ratio of 9.1%.  The Bank was also deemed well capitalized as of December 31, 2002.

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

       In 2001, Congress enacted the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the "USA PATRIOT Act").  The USA PATRIOT Act is designed to deny terrorists and criminals the ability to obtain access to the United States financial system, and has significant implications for depository institutions, brokers, dealers, and other businesses involved in the transfer of money.  The USA PATRIOT Act mandates financial services companies to implement additional policies and procedures with respect to, or additional measures designed to address, any or all of the following matters, among others: money laundering, terrorist financing, identifying and reporting suspicious activities and currency transactions, and currency crimes.

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

COMPETITION

       The Bank's service area includes portions of Kewaunee, Brown and Door Counties.  Kewaunee County, with a population of 20,187 residents, has five banks with eight offices, one savings bank with one office, and one credit union with one office.  Brown County, with a population of approximately 226,778 residents, has seventeen banks with sixty offices, five saving banks with nineteen offices and twenty-one credit unions with thirty-five offices.  Door County, with a population of approximately 27,961 residents, has three banks with fifteen offices and two savings banks with four offices.  In addition to the financial institutions, significant competition comes from security and brokerage firms, mortgage companies, insurance companies and other providers of financial services in the area.  The Bank competes as a locally owned banking institution that responds quickly with personal service.

EMPLOYEES

       As of February 16, 2004, the Company employed 55 full-time employees and 20 part-time employees.  The employees are not represented by a collective bargaining unit.  The Company considers relations with employees to be good.

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

       On May 24, 1999, the Bank opened its Casco office (located at 100 Old Orchard Avenue, Casco, Wisconsin).  The Bank owns its Casco Office.

       On August 22, 2003, the Bank opened its Super Value Office (located at 510 Fifth Street, Algoma, Wisconsin).  The Bank has executed a lease for this property expiring in 2013.

       On December 29, 2003, the Bank purchased a building at 216 West Main Street, Forestville, Wisconsin.   The Bank plans to open a branch office in March at this location.

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

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       No matters were submitted to the shareholders during the fourth quarter of 2003.

EXECUTIVE OFFICERS OF THE REGISTRANT

       Following are the persons who were the executive officers of Luxemburg Bancshares, Inc.  as of December 31, 2003, their ages as of March 31, 2004, their current titles and positions held during the past five years:

       JOHN A. SLATKY - Age 52.  Mr.  Slatky is President, Chief Executive Officer and a director of the Company and Vice Chairman of the Bank.  He commenced employment with the Bank in 1984 and has held various executive positions with the Company or the Bank since 1986.  He was employed at the Kimberly State Bank (an Associated Bank) from 1974 through 1983.  Mr.  Slatky has been a director of the Company since 1987 and a director of the Bank since 1986.

       DAVID L. LUEBBERS - Age 54.  Mr.  Luebbers, President and a director of the Bank, has held numerous officer positions since 1989, most recently as Executive Vice President.  Mr.  Luebbers is responsible for overseeing all banking operations and managing the investment portfolio.  Mr.  Luebbers also serves as one of the Company's Vice Presidents.  Mr.  Luebbers has been a director of the Company and the Bank since 2000.

       SHERI L. KNOPE, CPA, CIA - Age 33.  Mrs.  Knope, CFO of the Company, has over eight years of financial institution experience.  Most recently, Mrs.  Knope was a Senior Accountant at Wipfli LLP where she was responsible for performing financial institution audits.  She was employed at F&M Bank (Citizen's Bank) from 1994 to 1998.  The Company has employed Mrs. Knope since March 2001.

PART II

ITEM 5.

MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED

SHAREHOLDER MATTERS.

       There is no established public trading market for the Common Stock and such trading activity, as it occurs, takes place in privately negotiated transactions.

       At February 16, 2004 there were approximately 808 shareholders of record of the Common Stock.

       The Company has paid the following cash dividends on its shares of Common Stock since 2002:

Year Ended December 31	Dividends Per Share
2002	$0.790
2003	$0.920

       In determining semi-annual dividends to be paid, the Board of Directors will examine the then-existing circumstances, including the Company's rate of growth, profitability, financial condition, existing and anticipated capital requirements, the amount of funds legally available for the payment of dividends, regulatory constraints and such other factors as the Board determines relevant.  The primary source of funds for payment of dividends by the Company is dividends paid to the Company by the Bank.  The Bank is limited by Wisconsin statute in the amount of dividends it is allowed to pay.  Under the law, a bank may pay dividends from its undivided profits after making provision for payment of all expenses, losses, required reserves, taxes and interest accrued or due from the bank.  If a bank has declared and paid dividends in either of two preceding years in excess of its net income in such year, it may not declare or pay any dividend which exceeds year-to-date net income except with the written approval of DFI.  The Bank's dividend policy limits the dividend payout to 30% of the Bank's expected annual net income.

ITEM 6.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion and analysis of the Company relates to the years ended December 31, 2003 and 2002 and should be read in conjunction with the Company's consolidated financial statements and notes thereto included elsewhere herein.

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

       Management considers the following to be those accounting policies that require significant judgements and assumptions:

Allowance for Loan Losses

       The allowance for loan losses is determined using a methodology which reserves currently for those loans in which it is determined that a loss is probable based on characteristics of the individual loan, historical loss patterns of similar "homogeneous" loans and environmental factors unique to each measurement date.   This reserving methodology has the following components:

       Specific Reserve.  The amount of specific reserves is determined through a loan-by-loan analysis of problem loans over a minimum size that considers expected future cash flows, the value of collateral and other factors that may impact the borrower's ability to make payments when due.   Included in this group are those nonaccrual or renegotiated loans that meet the criteria as being "impaired" under the definition in SFAS 114.   A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Problem loans also include those credits that have been internally classified as credits requiring management's attention due to underlying problems in the borrower's business or collateral concerns.  Ranges of loss are determined based on best-and worst-case scenarios for each loan.

       Collective Loan Impairment.  This component of the allowance for loan losses is based on the following:

       The Company makes a significant number of loans, which due to their underlying similar characteristics, are assessed for loss as "homogeneous" pools.  Included in the homogeneous pools are loans from the retail sector and commercial loans under a certain size, which have been excluded from the specific reserve allocation previously discussed.  The Company segments the pools by type of loan and used historical loss information estimates on the total loan portfolio as a loss reserve for each pool.

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

       The Company has not substantively changed any aspect to its overall approach in the determination of the allowance for loan losses.  There have been no material changes in assumptions or estimation techniques as compared to prior periods that impacted the determination of the current period allowance.  Management recognizes there are significant estimates in the process and the ultimate losses could be significantly different from those currently estimated.

Mortgage Servicing Rights

       Mortgage servicing rights (MSR's) are established on loans (primarily mortgage loans) that we originate and sell, but continue to service as we collect the payments.  Generally accepted accounting principles require that the Company recognize, as income, the estimated fair market value of the asset when originated.  The estimated value of MSR's is the present value of future net cash flows from the servicing relationship using current market assumptions for factors such as prepayments and servicing costs.  As the loans are repaid and the servicing revenue is earned, MSR's are amortized.  Net servicing revenues and newly originated MSR's generally exceed this amortization expense.  However, if actual prepayment experience is greater than anticipated and new loan volume declines, net servicing revenues may be less than expected and a charge to earnings may result.  Management does not intend to sell mortgage servicing rights.

Determining the Amount of Current and Deferred Income Taxes

       The determination of current and deferred income taxes is based on complex analysis of many factors, including interpretation of federal and state income tax laws, the difference between tax and financial reporting of reversals of temporary differences and current accounting standards.  The federal and state taxing authorities who make assessments based on their determination of tax laws periodically review the Company's interpretation of federal and state tax laws.  Tax liabilities could differ significantly from the estimates and interpretations used in determining the current and deferred income tax liabilities based on the completion of taxing authority examinations.

Results of Operations

Year Ended December 31, 2003 Compared to the Year Ended December 31, 2002

       The Company's results of operations depend primarily on the level of its net interest margin, its provision for loan losses, its non-interest income and its operating expenses.  Net interest income depends on the volume of and rates associated with interest earning assets and interest bearing liabilities which results in the net interest margin.  Net income increased 7.3% to $2,072,008 for the year ended December 31, 2003 from $1,931,567 for the year ended December 31, 2002.  The growth of net income at the Bank was due to increased net interest margin and the growth of non-interest income.  The following table summarizes the Company's operating performance for the years specified.

	Year Ended December 31,
	2003	2002
Return on Assets	1.23%	1.25%
Return on Equity	12.20%	12.58%

       Net Interest Income.  Net interest income increased 7.1% to $5,542,810 for the year ended December 31, 2003 from $5,174,462 for the year ended December 31, 2002.  Total interest income decreased 5.5% for the year ended December 31, 2003 to $8,352,314 from $8,837,349 for the year ended December 31, 2002.  This decrease is primarily the result of a decrease in the average yield on earning assets.  The average interest rate on loans decreased from 7.14% for the year ended December 31, 2002 to 6.18% for the year ended December 31, 2003.  The average interest rate on fed funds sold decreased from 1.59% for the year ended December 31, 2002 to 0.98% for the year ended December 31, 2003.  The average yield on earning assets decreased from 6.58% for the year ended December 31, 2002 to 5.68% for the year ended December 31, 2003.

       Total interest expense decreased 23.3% to $2,809,504 for the year ended December 31, 2003 from $3,662,887 for the year ended December 31, 2002.  This decrease was due primarily to lower average rates paid on savings and other time deposits for the year ended December 31, 2003 compared to the year ended December 31, 2002.  Total interest bearing liabilities averaged $120,473,884 for the year ended December 31, 2003 as compared to $111,622,808 for the year ended December 31, 2002.  The average rate paid on savings accounts decreased to 1.08% for the year ended December 31, 2003 compared to 1.59% for the year ended December 31, 2002.  The average rate paid on other time deposits decreased to 3.03% for the year ended December 31, 2003 compared to 4.09% for the year ended December 31, 2002.  The average cost of interest bearing liabilities for the year ended December 31, 2003 was 2.33% compared to an average cost of interest bearing liabilities of 3.28% for the year ended December 31, 2002.

       The following table details average balances, interest income/expense and average rates/yields for the Company's earning assets and interest bearing liabilities for the years ended December 31, 2003 and 2002.  For purposes of the analysis below, any adjustments of interest income due to loans being placed on non-accrual status, the recovery of previously charged off past due interest or the return of a loan to full accrual status have been included in interest income on loans and have been included in the analysis of the reported yield on loans.  The analysis below excludes any changes in the fair market value of investment securities available for sale.  For purposes of the analysis below, the Company does not report yields and earnings on its tax-exempt investments and loans on a tax-equivalent basis.  Loan fees are included in loan interest income.

	Year End December 31, 2003			Year End December 31, 2002
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
ASSETS:
Interest Bearing:
Loans	$ 121,248,579	$7,495,626	6.18%	$ 109,488,301	$7,814,362	7.14%
Taxable Investments
and Mortgage
Backed Securities	3,766,415	183,814	4.88%	6,527,965	368,698	5.65%
Fed Funds Sold	4,506,058	44,098	0.98%	3,128,022	49,825	1.59%
Municipal Loans and
Investments	10,574,998	475,460	4.50%	10,203,765	471,656	4.62%
Other	7,080,057	153,316	2.17%	4,906,260	132,808	2.71%
Total	147,176,107	8,352,314	5.68%	134,254,313	8,837,349	6.58%
		========			========
CSV Life Insurance	2,024,346			1,667,861
Non-Earning Assets	13,179,883			9,823,398
TOTAL ASSETS	$162,380,336			$145,745,572
	=========			=========

LIABILITIES:
Interest Bearing:
Demand	$ 6,795,752	$ 36,794	0.54%	$ 5,805,007	$ 94,363	1.63%
Savings	36,596,591	393,649	1.08%	32,030,579	510,436	1.59%
Other Time Deposits	73,553,042	2,225,256	3.03%	70,195,983	2,872,536	4.09%
Borrowings	3,528,499	153,805	4.35%	3,591,239	185,552	5.17%
Total	120,473,884	$2,809,504	2.33%	111,622,808	$3,662,887	3.28%
Non-Interest-bearing		=========			=========
Liabilities	23,551,681			17,869,739
Other Liabilities	1,926,514			1,679,240
Total Liabilities	145,952,079			131,171,787
Equity	16,428,257			14,573,785
TOTAL LIABILITIES &
EQUITY	$162,380,336			$145,745,572
	=========			=========

Recap:
Interest Income		$8,352,314	5.68%		$8,837,349	6.58%
Interest Expense		2,809,504	2.33%		3,662,887	3.28%

Net Interest Income/
Spread		$5,542,810	3.35%		$5,174,462	3.30%
		========			=========
Contribution of Non-
Interest-Bearing Funds			0.42%			0.55%
Net Interest Margin			3.77%			3.85%
			======			======
Ratio of Average
Interest-Earning
Assets to Average
Interest-Bearing
Liabilities			122.16%			120.27%
.

Average balances are computed using daily average balances

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

Year ended December 31, 2003 compared to year ended December 31, 2002.

	Increase (Decrease) in Net Interest Income
	Net Change	Due to Rate	Due to Volume
Interest Earning Assets:
Loans	$(318,736)	$(1,108,073)	$789,337
Taxable Investments and
Mortgage Backed
Securities	(184,884)	(44,956)	(139,928)
Fed Funds Sold	(5,727)	(23,164)	17,437
Municipal Loans and
Investments	3,804	(13,088)	16,892
Other	20,508	(30,226)	50,734
TOTAL	(485,035)	(1,219,507)	734,472

Interest Bearing Liabilities:
Interest Bearing
Demand	(57,569)	(71,485)	13,916
Savings	(116,787)	(182,340)	65,553
Other Time Deposits	(647,280)	(779,105)	131,825
Other	(31,747)	(28,556)	(3,191)
TOTAL	(853,383)	(1,061,486)	208,103

Net Change in Net
Interest Income	$368,348	$(158,021)	$526,369
	=========	=========	=======

Year ended December 31, 2002 compared to year ended December 31, 2001.

	Increase (Decrease) in Net Interest Income
	Net Change	Due to Rate	Due to Volume
Interest Earning Assets:
Loans	$(293,055)	$(1,375,050)	$1,081,995
Taxable Investments and
Mortgage Backed
Securities	(179,471)	(28,935)	(150,536)
Fed Funds Sold	(97,010)	(63,982)	(33,028)
Municipal Loans and
Investments	(12,559)	(5,988)	(6,571)
Other	2,523	(85,520)	88,043
TOTAL	(579,572)	(1,559,475)	979,903

Interest Bearing Liabilities:
Interest Bearing
Demand	24,773	23,769	1,004
Savings	(328,723)	(468,699)	139,976
Other Time Deposits	(964,664)	(1,203,444)	238,780
Other	(61,553)	(22,876)	(38,677)
TOTAL	(1,330,167)	(1,671,250)	341,083

Net Change in Net
Interest Income	$750,595	$111,775	$638,820
	=========	=========	=======

Provision for Loan Losses.  The amount charged to the provision for loan losses by the Bank is based on management's evaluation as to the amounts required to maintain an allowance adequate to provide for potential losses inherent in the loan portfolio.  The level of this allowance is dependent upon the total amount of past due and non-performing loans, general economic conditions and management's assessment of potential losses based upon internal credit evaluations of loan portfolios and particular loans.  In 2003, management allocated the allowance based on historical losses for each category of loans and adjusting the allocation by the potential loss of individual loans.  Specific factors considered by management in setting the allowance for loan losses consist of the following:

•	Total loans outstanding.
•	The balance of the allowance for loan losses as a percent of total loans outstanding.
•	The allowance for loan losses as a percent of past due loans, classified loans and non-performing loans.
•	The level of past due loans.
•	Non-accrual loans.
•

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

       At December 31, 2003, the company had two loans that met the definition of troubled debt restructuring contained in SFAS No. 15.  In 2002 the Company did not have any loans that met the definition of troubled debt restructuring contained in SFAS No. 15.  The Company had three loans considered to be impaired under SFAS Nos. 114 and 118 at December 31, 2002, and seven loans considered to be impaired at December 31, 2003, as discussed in Footnote 4 of the Company's Consolidated Financial Statements.  Loans past due 90 days or more that were still accruing interest totaled $3,000 at December 31, 2003.  At December 31, 2002 loans past due 90 days or more that were still accruing interest totaled $3,000.  Non-performing loans at December 31, 2003 were $4,499,295 compared to $2,529,749 December 31, 2002.  One loan placed on non-accrual status in 2003 accounts for $1,700,000 of the $1,969,546 increase in non-accrual loans.  The loan is SBA guaranteed and senior loan management expects a potential loss of $100,000 on this loan.

       During the year ended December 31, 2003, $525,000 was charged to the provision for loan losses compared to $486,000 for the year ended December 31, 2002.  At December 31, 2003, the allowance was $1,880,021 or 1.41% of total loans.  This compares to an allowance of $1,469,023 or 1.26% of total loans as of December 31, 2002.  Net charge offs were $114,000 for the year ended December 31, 2003 compared to net charge offs of $120,000 for the year ended December 31, 2002.

       The following table summarizes loan charge-offs and recoveries by type of loan for the years ended December 31, 2003 and 2002:

Loan Type	December 31, 2003		December 31, 2002

	Charge-Off	Recovery	Charge-Off	Recovery

Real Estate	$ 19,000	$ 1,000	$ ----	$ ----
Commercial and Industrial	94,000	--	53,000	1,000
Agricultural	----	--	----	2,000
Consumer	36,000	34,000	97,000	27,000

TOTALS	$ 149,000	$ 35,000	$ 150,000	$ 30,000
	========	========	========	=======

       The Company had net charge offs to average total loans of 0.09% for the year ended December 31, 2003 and 0.11% for the year ended December 31, 2002.

       The Bank has allocated its allowance for loan losses at the end of each period presented as follows:

Balance at End of Period Applicable to:	December 31, 2003		December 31, 2002
	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans
Commercial and agricultural	$ 122,000	48%	$ 1,022,000	52%
Real Estate-construction	7,000	9%	24,000	10%
Real Estate-mortgage	24,000	36%	103,000	31%
Consumer	31,000	7%	199,000	7%

Total Domestic	184,000	100%	1,348,000	100%

Specific loan allocation	910,000		44,000
Unallocated	786,000		77,000

TOTALS	$1,880,000	100%	$1,469,000	100%
	=======	=======	=======	=======

       The amount of the specific reserves was determined through a loan-by-loan analysis of problem loans over a minimum size that were considered for expected future cash flows, the value of collateral and other factors that may impact the borrower's ability to make payments when due.  Included in this group were those non-accrual or renegotiated loans, that meet the criteria as being "impaired" under the definition in SFAS 114.  Problem loans also include those credits that have been internally classified as credits requiring management's attention due to underlying problems in the borrower's business or collateral concerns.  Ranges of loss were determined based on best-and worst-case scenarios for each loan.

       The collective loan impairment component of the allowance for loan losses was based on the following:

       The Company makes a significant number of loans, which due to their underlying similar characteristics, were assessed for loss as "homogeneous" pools.  Included in the homogeneous pools were loans from the retail sector and commercial loans under a certain size, which had been excluded from the specific reserve allocation previously discussed.  The Company segmented the pools by type of loan and used historical loss information estimates on the total loan portfolio as a loss reserve for each pool.

       The Company's senior lending management also has allocated reserves for environmental conditions which are unique to the measurement period.  These include environmental factors, such as economic conditions in certain geographical or industry segments of the portfolio, economic trends in the retail lending sector and peer-group loss history.  Reserves allocated are based on estimates of loss that senior lending management has isolated based on these economic trends or conditions.  The $786,000 is unallocated to a specific segment of the portfolio, yet the amount has been set aside for the factors indicated.

       The Company has not substantively changed any aspect to its overall approach in the determination of the allowance for loan losses.  There have been no material changes in assumptions or estimation techniques as compared to prior periods that impacted the determination of the current period allowance.  Management recognizes there are significant estimates in the process and the ultimate losses could be significantly different from those currently estimated.

       Other Operating Income.  Total other operating income for the year ended December 31, 2003, increased 22.3% to $3,158,801 from $2,582,829 for the year ended December 31, 2002.  Loan fees from the sale and servicing of loans for the secondary mortgage market increased 25.2% to $1,879,791 for the year ended December 31, 2003 from $1,501,195 for the year ended December 31, 2002.  The Company originated $106,198,831 of loans for the secondary market for the year ended December 31, 2003 compared to $82,595,891 for the year ended December 31, 2002.  The loans serviced by the Company increased to $122,660,653 on December 31, 2003 from $93,458,215 on December 31, 2002.  Management believes the 2003 environment for refinance income is unlikely to occur in 2004.  Service charges on deposit accounts increased 12.4% to $397,774 for the year ended December 31, 2003 from $354,035 on December 31, 2002.  Other operating income increased 21.1% to $881,236 for the year ended December 31, 2003 from $727,599 for the year ended December 31, 2002.  The primary reasons for the increase in other income was an increase in other loan fees and a gain on a life insurance policy.

       Operating Expenses.  Total operating expenses for the year ended December 31, 2003 increased 16.3% to $5,226,184 from $4,492,272 for the year ended December 31, 2002.  Salaries and related benefits increased 16.4% to $3,165,906 for the year ended December 31, 2003 from $2,720,227 for the year ended December 31, 2002.  This increase is primarily due to wage increases, higher full time equivalents, and higher costs for employee benefit programs.  Occupancy expenses for the year ended December 31, 2003 increased 8.5% to $308,041 from $283,928 for the year ended December 31, 2002.  Equipment rentals, depreciation and maintenance increased 44.5% to $417,031 for the year ended December 31, 2003 from $288,515 for the year ended December 31, 2002.  This increase is primarily due to an increase in depreciation and repairs and maintenance contracts.  Data processing expenses decreased 12.7% to $211,791 for the year ended December 31, 2003 from $242,648 for the year ended December 31, 2002.  Other operating expenses increased 17.4% to $1,123,415 for the year ended December 31, 2003 from $956,954 for the year ended December 31, 2002.  This increase results from additional expenses associated with professional fees, advertising, and telephone expenses.

       Dividends and Equity Capital.  The Company paid its shareholders dividends of $508,930 or $0.92 per share for the year ended December 31, 2003 and $433,373 or $0.79 per share for the year ended December 31, 2002.  The following table summarizes the Company's dividend pay out ratio and average capital position for the years specified.

	Year Ended December 31,
	2003	2002
Dividend Payout Ratio	24.56%	22.44%
Equity to Assets Ratio	10.12%	10.00%

       Income taxes.  Like many financial institutions located in Wisconsin, the Bank transferred investment securities to its investment subsidiary in the State of Nevada (the "Investment Subsidiary"), which now holds and manages those assets.  The Investment Subsidiary, whose operations are solely in Nevada, has not filed returns with, or paid income or franchise taxes to, the State of Wisconsin.  The Wisconsin Department of Revenue (the "Department") has recently implemented a program for the audit of Wisconsin financial institutions which have formed investment subsidiaries located in Nevada.  The Department has generally indicated that it will assess income or franchise taxes on the income of the Nevada investment subsidiaries of Wisconsin banks.  The Bank is currently undergoing such an audit, however, no formal assessments have been issued by the Department to the Bank as of yet.  Prior to formation of the Investment Subsidiary, the Bank sought and obtained a private letter ruling from the Department regarding the non-taxability of the operations of the Investment Subsidiary in the state of Wisconsin.  The Bank intends to defend its position, should an assessment be forthcoming.

Financial Condition

       Total Assets.  Total assets of the Company as of December 31, 2003 were $168,019,103 as compared to $154,167,821 as of December 31, 2002, an increase of 9.0%.  The increase was primarily the result of loan growth due to a favorable interest rate environment and the Bank's sales efforts to secure new and existing banking relationships.

       Cash and Cash Equivalents.  Cash and due from banks which represent cash maintained at the Bank and funds that the Bank and the Company have deposited in other financial institutions, was $16,542,020 at December 31, 2003, compared to $17,275,228 at December 31, 2002.  The decrease of $733,208 was primarily due to both net loan activity using cash of $16,762,346 and principal payments on borrowed funds using $2,000,0000 and these both being funded by an increase in deposits of $14,558,278 and by proceeds from maturities on securities available for sale of $3,424,360.

       Investment Securities.  The Company's investments available for sale decreased to $11,325,780 as of December 31, 2003 as compared to $14,296,159 as of December 31, 2002.  The decrease of 20.8% is due to maturities and pre-payments on mortgage backed securities.  See Note 3 to the Company's Consolidated Financial Statements.

       Loans.  Loan demand was strong in 2003; total loans net of the allowance for loan losses increased 13.9%, from $115,480,006 as of December 31, 2002 to $131,568,348 as of December 31, 2003.  A favorable interest rate environment drove the increase in loan volume.  The largest increase in 2003 over 2002 was in real-estate other than construction.  See Note 4 to the Company's Consolidated Financial Statements for the composition of the loan portfolio at December 31, 2003 and 2002.

       Non Performing Assets.  The Company undertakes a loan review process to promote early identification of credit quality problems in its loan portfolio and to ensure compliance with its loan policy and documentation practices.  Past due loans and identified problem loans are reviewed with the Board of Directors of the Company on a monthly basis.  The Company places loans on non-accrual status, as discussed in Footnotes 1 and 4 of the Company's Consolidated Financial Statements, when the loan is past due as to the payment of interest and/or principal in excess of 90 days.  The Bank also places loans on non-accrual status when it deems the collection of such interest unlikely.  Loans are returned to full accrual status when the loan is brought current according to all terms of the loan agreement and all past due principal and interest is paid and the Company deems its collateral position adequate to warrant a return to accrual status.

       Allowance for Loan Losses.  Based on the loss estimates described in "Critical Accounting Policies - Allowance for Loan Losses," management determines its best estimate of the required loan loss allowance.  Management's evaluation of the factors described above resulted in an allowance for loan losses of $1,880,021 or 1.41% of total loans at December 31, 2003 compared to $1,469,023 or 1.26% of total loans at December 31, 2002.  Accordingly, the Company has allocated $910,000 to specific commercial loans and $184,000 to pools of loan types.  The $786,000 is unallocated to a specific segment of the portfolio, yet the amount has been set aside for the factors indicated above on page 16 in the discussion of the allowance for loan loss.

       The resulting provisions for loan losses are the amounts required to maintain the allowance for loan losses at levels deemed necessary by management after taking into consideration charge-offs and recoveries.  The provisions for loan losses for the years ended December 31, 2003 and 2002 were $525,000 and $486,000, respectively.  Management recognizes there are significant estimates in the process and the ultimate losses could be significantly different from those currently estimated.

       Other Assets.  The Company's office buildings, leasehold improvements and equipment less accumulated depreciation and amortization increased to $2,952,800 at December 31, 2003 from $2,463,897 at December 31, 2002.  The increase is due to increased technology spending and the purchase of three buildings in 2003.  One building is to be used as a future branch location and the other two are to be used for future expansion of the main office.

       Deposits.  Deposits increased 11.0% to $147,002,663 on December 31, 2003 from $132,444,385 on December 31, 2002.  See note 7 to the Consolidated Financial Statements to see the distribution of deposits at December 31, 2003 and 2002 and the scheduled maturities of time deposits at December 31, 2003.

       Borrowed Funds.  The Company, as a member of the Federal Home Loan Bank (the "FHLB"), has the capacity to borrow funds up to $13,830,000 from the FHLB at December 31, 2003 based on the amount of certain types of loans carried by the Company.

       The Company continued to see strong deposit growth in 2003 and therefore did not have the need to borrow additional funds from the FHLB in 2003.  In fact the Company repaid $2,000,000 to the FHLB in 2003.  As of December 31, 2003 the Company had borrowings of $2,000,000 outstanding with the FHLB.  See note 9 to the Consolidated Financial Statements for a summary of terms.

       As of December 31, 2003, the Company also had short-term borrowings consisting of treasury tax and loan deposits of $270,737 which generally mature within 1 to 120 days from the transaction date.

       Off Balance Sheet Arrangements.  The company had commitments and contingencies at December 31, 2003 and December 31, 2002 as discussed in Note 15 to the Consolidated Financial Statements.  Commitments to extend credit and credit card arrangements are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  A portion of the commitments are expected to be drawn upon, thus representing future cash requirements.  The Company evaluates each customer's creditworthiness on a case-by-case basis.  The amount of collateral obtained upon extension of credit is based on management's credit evaluation of the counterparty.  Collateral held varies but may include accounts receivable; inventory; property, plant, and equipment; real estate; and stocks and bonds.  Management does not anticipate any material losses as a result of these commitments.  Standby letters of credit are conditional commitments issued by the Company to guarantee the payment of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Company holds collateral supporting those commitments for which collateral is deemed necessary.  Because these instruments have fixed maturity dates and because many of them expire without being drawn upon, they do not generally present significant liquidity risk to the Company.  Management does not anticipate any material losses as a result of these letters of credit.  The Company's commitments to sell residential mortgage loans to the secondary market and commitments to fund such loans to individual borrowers represent mortgage derivatives.

Liquidity and Interest Rate Sensitivity

       The Company must maintain an adequate liquidity position in order to respond to the short-term demand for funds caused by withdrawals from deposit accounts, extensions of credit and for the payment of operating expenses.  Maintaining this position of adequate liquidity is accomplished through the management of liquid assets, those which can be converted into cash and access to additional sources of funds.  Liquid assets of the Company are cash and due from banks, federal funds sold, investments held as "available for sale" and maturing loans.  Deposits, federal funds purchased and loans from the Federal Home Loan Bank system represent the Company's primary source of immediate liquidity.  The total the Company could borrow from the Federal Home Loan Bank at December 31, 2003 was $13,830,000.  The Company's liquidity was maintained at a level sufficient to meet immediate needs.  Federal funds sold averaged approximately $4,506,058 and $3,128,000 for the years ended December 31, 2003 and 2002, respectively.  Maturities in the Company's loan and investment portfolios are monitored regularly to avoid matching short-term deposits and long-term loans and investments.  Other assets and liabilities are also monitored to provide the proper balance between liquidity, safety, and profitability.  This monitoring process must be continuous due to the constant flow of cash which is inherent in a financial institution.

       The Company actively manages its interest rate sensitive assets and liabilities to reduce the impact of interest rate fluctuations.  In addition, the Bank monitors the interest rates paid on certificates of deposit as advertised by its competitors and endeavors to pay competitive interest rates to retain and attract certificates of deposit.  Should competitive pressures dictate, the Bank may have to increase rates paid to retain the certificates of deposit that mature in the next year and any increase in interest rates paid on certificates of deposit may reduce future Company earnings.  The Bank also monitors the assets and liabilities that reprice each month to determine the impact on future earnings due to anticipated repricings.  At December 31, 2003, the Company's rate sensitive liabilities exceed rate sensitive assets due within one year by $2,736,000.

       The following table summarizes the maturities of time deposits of $100,000 or more as of December 31, 2003:

	Certificates of Deposit of	Other Time Deposits of
Time Until Maturity	$100,000 or More	$100,000 or More
3 months or less	$ 3,561,000	$228,000
3 through 6 months	1,654,000	282,000
6 through 12 months	10,040,000	308,000
Over 12 months	4,183,000	107,000

Totals	$19,438,000	$925,000

       As part of managing liquidity, the Company monitors its loan to deposit ratio on a daily basis.  The Company also monitors the levels of assets and liabilities that reprice with changes in the prime rate.  At December 31, 2003, the Bank had net repriceable prime rate sensitive assets of $32,095,000.  The Bank's repriceable "Tied to Prime" certificates of deposit, which have a 2.48 % floor and 8.0% ceiling, totaled $6,014,000 at December 31, 2003.

       The Company experienced a decrease in cash and cash equivalents, its primary source of liquidity, of $733,208 during 2003.  The primary sources of cash flow for 2003 were a net increase in deposits of $14,558,278, proceeds from maturities of securities available for sale of $3,424,360, and the Company's cash flow from operations of $2,767,760.  Cash flow from financing activities as well as from investing activities were used to fund loan growth of $16,762,346.  The Company's management believes its liquidity sources are adequate to meet its operating needs and does not know of any trends, events or uncertainties that may result in a significant adverse effect on the Company's liquidity position.

       The following table illustrates the projected maturities and the repricing mechanisms of the major asset/liability categories of the Company as of December 31, 2003, based on certain assumptions.  No prepayment assumptions have been made for the loan portfolio.  Maturities and repricing dates for investments have been projected by applying the classifications set forth below to contractual maturities and repricing dates.  The Bank's variable rate loans consist primarily of commercial loans which reprice with changes in the prime rate and are generally written for a 1 year term.

	1 Year or Less	1 - 5 Years	5 - 10 Years	After 10 Years
Interest Earning Assets:
Short Term Investments	$ 8,585,000	$ --	$ --	$ --
Investment Securities	1,875,000	4,595,000	4,422,000	434,000
Loans:
Variable Rate	32,095,000	--	--	--
Real Estate-Construction	4,334,000	526,000	--	--
Real Estate-Other	5,613,000	10,516,000	199,000	855,000
Commercial and Industrial	22,369,000	25,129,000	492,000	1,325,000
Agricultural	2,269,000	3,996,000	--	237,000
Consumer	3,708,000	17,938,000	381,000	47,000
Municipal	50,000	382,000	1,476,000	--
Total Loans	70,438,000	58,487,000	2,548,000	2,464,000

Other	546,000	--	--	--

Total Interest Earning Assets	81,444,000	63,082,000	6,970,000	2,898,000

Interest Bearing Liabilities:
Interest Bearing Demand	--	--	--	8,982,000
Savings Deposits	10,343,000	--	--	24,133,000
Money Market Accounts	1,328,000	--	--	3,098,000
Certificates of Deposit	47,457,000	9,040,000	--	--
Jumbo CD's	17,309,000	3,054,000	--	--
Other	2,271,000	--	--	--

Total Interest Bearing Liabilities	78,708,000	12,094,000	--	36,213,000

Interest Sensitivity Gap per Period	$ 2,736,000	$50,988,000	$ 6,970,000	($33,315,000)
	=========	========	========	=========

Cumulative Interest Sensitivity Gap	$ 2,736,000	$53,724,000	$60,694,000	$27,381,000
	=========	========	========	=========

Interest Sensitivity Gap as a Percentage of Earning Assets	1.77%	33.02%	4.51%	(21.58%)

Cumulative Sensitivity Gap as a Percentage of Earning Assets	1.77%	34.80%	39.31%	17.73%

       The Company does not have any security concentrations exceeding 10% of stockholders equity that are required to be disclosed.

CAPITAL RESOURCES

       The Company's primary source of capital since commencing operations has been from issuance of common stock and retained operating profit.  Capital for the Bank is above regulatory requirements at December 31, 2003.  Pertinent capital ratios for the Bank as of December 31, 2003 are as follows:

	Actual	Minimum Requirements

Tier 1 Risk-Based Capital Ratio	10.4%	4.0%
Total Risk-Based Capital Ratio	11.7%	8.0%
Leverage Ratio	9.1%	4.0%

       Dividends from the Bank to the Company may not exceed the undivided profits of the Bank (included in consolidated retained earnings) without prior approval of a federal regulatory agency.  The Bank paid $522,440 and $433,350 in dividends to the Company for the years ended December 31, 2003 and 2002, respectively.  At December 31, 2003 the Bank could have paid the Company approximately $4,241,000 of additional dividends without prior regulatory approval.  In addition, Federal banking laws limit the amount of loans the Bank may make to the Company, subject to certain collateral requirements.  No loans were made by the Bank to the Company during 2003 or 2002.

       The Company evaluates its tax position and the relative tax equivalent yield of various alternative investments and reviews the yield curve in making its investment decisions.  The Company has slightly increased its municipal loan and investment position based on this evaluation from an average investment of $10,203,765 in 2002 to $10,574,998 in 2003.

ITEM 7.

FINANCIAL STATEMENTS.

Luxemburg Bancshares, Inc.

and Subsidiaries

Luxemburg, Wisconsin

Consolidated Financial Statements

Years Ended December 31, 2003 and 2002

[WIPFLi Logo]

Independent Auditor's Report

Board of Directors

Luxemburg Bancshares, Inc.

Luxemburg, Wisconsin

We have audited the accompanying consolidated balance sheets of Luxemburg Bancshares, Inc. and Subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Luxemburg Bancshares, Inc.  and Subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

Wipfli LLP

January 31, 2004

Green Bay, Wisconsin

Luxemburg Bancshares, Inc. and Subsidiaries

Consolidated Balance Sheets

December 31, 2003 and 2002

Assets	2003	2002
Cash and due from banks	$7,957,449	$4,883,581
Interest-bearing deposits	4,534,571	8,571,647
Federal funds sold	4,050,000	3,820,000
Cash and cash equivalents	16,542,020	17,275,228
Investment securities available for sale, at fair value	11,325,780	14,296,159
Loans held for sale	488,500	475,400
Loans, net of allowance for loan losses of $1,880,021 in 2003 and $1,469,023 in 2002	131,568,348	115,480,006
Premises and equipment, net	2,952,800	2,463,897
Other investments at cost	546,301	486,069
Mortgage servicing rights, net	1,094,505	911,708
Other assets	3,500,849	2,779,354
TOTAL ASSETS	$168,019,103	$154,167,821
Liabilities and Stockholders' Equity
Liabilities:
Non-interest-bearing deposits	$22,259,902	$21,546,037
Interest-bearing deposits	124,742,761	110,898,348
Total deposits	147,002,663	132,444,385
Short-term borrowings	270,737	544,913
Borrowed funds	2,000,000	4,000,000
Other liabilities	1,766,348	1,823,384
Total liabilities	151,039,748	138,812,682
Stockholders' equity:
Preferred stock- $0.01 par value:
Authorized - 400,000 shares, no shares outstanding
Common stock - $1.00 par value:
Authorized - 2,400,000 shares
Issued - 580,769 shares in 2003 and 575,557 shares in 2002	580,769	575,557
Capital surplus	4,378,689	4,245,948
Retained earnings	11,977,127	10,414,049
Accumulated other comprehensive income	434,929	463,744
Treasury stock, at cost - 28,184 shares in 2003 and 26,984 shares in 2002	(392,159)	(344,159)
Total stockholders' equity	16,979,355	15,355,139

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$168,019,103	$154,167,821

See accompanying notes to consolidated financial statements.

Luxemburg Bancshares, Inc. and Subsidiaries

Consolidated Statements of Income

Years Ended December 31, 2003 and 2002

	2003	2002
Interest income:
Interest and fees on loans	$7,567,518	$7,875,705
Interest on investment securities:
Taxable	183,814	368,698
Tax-exempt	403,568	410,313
Other interest and dividend income	197,414	182,633
Total interest income	8,352,314	8,837,349

Interest expense:
Deposits	2,655,699	3,477,335
Short-term borrowings	120,008	41,919
Borrowed funds and capital lease obligation	33,797	143,633
Total interest expense	2,809,504	3,662,887
Net interest income	5,542,810	5,174,462
Provision for loan losses	525,000	486,000
Net interest income after provision for loan losses	5,017,810	4,688,462
Other income:
Service charges on deposit accounts	397,774	354,035
Loan fees	132,974	87,618
Loan servicing fee income	497,302	461,501
Mortgage underwriting fees - Secondary market	473,613	569,143
Gain on sale of loans	908,876	470,551
Commissions and managed fee income	329,997	351,094
Other operating income	418,265	288,887
Total other income	3,158,801	2,582,829
Operating expenses:
Salaries and related benefits	3,165,906	2,720,227
Net occupancy expense	308,041	283,928
Equipment rentals, depreciation, and maintenance	417,031	288,515
Data processing	211,791	242,648
Professional fees	166,923	81,179
Deferred compensation expense	134,668	97,769
Other operating expenses	821,824	778,006
Total operating expenses	5,226,184	4,492,272
Income before provision for income taxes	2,950,427	2,779,019
Provision for income taxes	878,419	847,452
Net income	$2,072,008	$1,931,567
Basic and diluted earnings per common share	$3.75	$3.52

See accompanying notes to consolidated financial statements.

Luxemburg Bancshares, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders' Equity

Years Ended December 31, 2003 and 2002

	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance, January 1, 2002	$571,225	$4,151,271	$8,915,855	$195,522	($344,159)	$13,489,714
Issuance of common stock	4,332	94,677				99,009
Dividends paid ($.79 per share)			(433,373)			(433,373)
Comprehensive income:
Net income			1,931,567			1,931,567
Other comprehensive income				268,222		268,222
Total comprehensive income						2,199,789
Balance, December 31, 2002	575,557	4,245,948	10,414,049	463,744	(344,159)	15,355,139
Issuance of common stock	5,212	132,741				137,953
Purchase of treasury stock (1,200 shares)					(48,000)	(48,000)
Dividends paid ($.92 per share)			(508,930)			(508,930)
Comprehensive income:
Net income			2,072,008			2,072,008
Other comprehensive loss				(28,815)		(28,815)
Total comprehensive income						2,043,193
Balance, December 31, 2003	$580,769	$4,378,689	$11,977,127	$434,929	($392,159)	$16,979,355

See accompanying notes to consolidated financial statements.

Luxemburg Bancshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31, 2003 and 2002

	2003	2002
Cash flows from operating activities:
Net income	$2,072,008	$1,931,567
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and net amortization	331,104	277,810
Provision for loan losses	525,000	486,000
Stock dividends	(36,107)	(18,200)
Proceeds from sales of loans held for sale	107,094,607	83,376,587
Originations of loans held for sale	(106,198,831)	(82,595,891)
Gain on sale of loans held for sale	(908,876)	(470,551)
Loss on sale of assets - Net	0	850
Changes in operating assets and liabilities:
Mortgage servicing rights	(182,797)	(306,208)
Other assets	111,911	539,600
Other liabilities	(40,259)	141,352
Total adjustments	695,752	1,431,349
Net cash provided by operating activities	2,767,760	3,362,916
Cash flows from investing activities:
Proceeds from maturities of securities available for sale	3,424,360	3,100,681
Purchase of securities available for sale	(490,000)	(212,500)
Net increase in loans	(16,762,346)	(14,866,768)
Purchase of additional life insurance	(681,100)	(11,100)
Capital expenditures	(820,007)	(290,034)
Purchase of other investments	(37,000)	0
Net cash used in investing activities	(15,366,093)	(12,279,721)
Cash flows from financing activities:
Net increase in deposits	14,558,278	12,135,242
Net (increase) decrease in short-term borrowings	(274,176)	498,712
Proceeds from borrowed funds	0	2,000,000
Principal payments on borrowed funds and capital lease obligations	(2,000,000)	(2,000,000)
Dividends paid	(508,930)	(433,373)
Purchase of treasury stock	(48,000)	0
Issuance of common stock	137,953	99,009
Net cash provided by financing activities	11,865,125	12,299,590
Net increase (decrease) in cash and cash equivalents	(733,208)	3,382,785
Cash and cash equivalents at beginning	17,275,228	13,892,443
Cash and cash equivalents at end	$16,542,020	$17,275,228
Supplemental information:
Cash paid during the year for:
Interest	$2,864,706	$3,703,918
Income taxes	997,049	804,200
Noncash investing and financing activities:
Loans transferred to foreclosed properties	149,004	248,414

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

Allowance for Loan Losses - The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings.  Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.  The allowance for loan losses includes specific allowances related to commercial loans which have been judged to be impaired.  A loan is impaired when, based on current information, it is probable the Company will not collect all amounts due in accordance with the contractual terms of the loan agreement.  These specific allowances are based on discounted cash flows of expected future payments using the loan's initial effective interest rate or the fair value of the collateral if the loan is collateral dependent.

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

Luxemburg Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1

Summary of Significant Accounting Policies (Continued)

Other Investments - Other investments are carried at cost and consist of Federal Home Loan Bank (FHLB) stock, a low-income housing tax credit fund, a venture capital fund, and Bankers Bancorporation of Wisconsin, Inc.  stock.  As a member of the FHLB system, the Bank is required to hold stock in the FHLB based on the anticipated amount of FHLB borrowings to be advanced.  Transfer of the stock is substantially restricted.  Other investments are evaluated for impairment on an annual basis.

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

Rate Lock Commitments - The Company enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding (rate lock commitments).  Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives.  Accordingly, such commitments, along with any related fees received from potential borrowers, are recorded at fair value in derivative assets or liabilities, with changes in fair value recorded in the net gain or loss on sale of mortgage loans.  Fair value is based on fees currently charged to enter into similar agreements, and for fixed-rate commitments also considers the difference between current levels of interest rates and the committed rates.  The Company's rate lock commitments were $1,109,500 at December 31, 2003.

Earnings per Share - Earnings per common share are based upon the weighted average number of common shares outstanding.  The weighted average number of shares outstanding was 553,001 in 2003 and 548,357 in 2002.  The basic and diluted earnings per share computations are the same for 2003 and 2002.

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

Luxemburg Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1

Summary of Significant Accounting Policies (Continued)

New Accounting Pronouncements - In May 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 150, Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity.  SFAS No. 150 establishes standards on how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003; otherwise effective at the beginning of the first interim period beginning after June 15, 2003.  The adoption had no effect on the Company's results of operations, financial position, or liquidity.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities.  SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.  This statement amends SFAS No. 133 for decisions made as part of the Derivatives Implementation Group process and in connection with implementation issues raised in relation to the application of the definition of a derivative.  SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003.  The adoption had no material impact on the Company's results of operations, financial position, or liquidity.

In November 2002, the FASB issued Interpretation No. 45, an interpretation of FASB Statements Nos. 5, 57, and 107, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45").  This Interpretation elaborates on the disclosures to be made by a guarantor in its financial statements regarding certain guarantees that it has issued.  It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  The disclosure requirements of FIN 45 were effective as of December 31, 2002, and require disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor's obligations under the guarantee.  The recognition requirements of FIN 45 were effective beginning January 1, 2003.  The requirements of FIN 45 did not have a material impact on the results of operations, financial position, or liquidity.

Reclassifications - Certain reclassifications have been made to the 2002 consolidated financial statements to conform to the 2003 classifications.

Note 2

Restrictions on Cash and Cash Equivalents

Cash and cash equivalents in the amount of $485,000 were restricted at December 31, 2003, to meet the reserve requirements of the Federal Reserve System.

In the normal course of business, the Bank maintains cash and due from bank balances with correspondent banks.  Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000.  Total uninsured balances at December 31, 2003, were approximately $6,629,000.  Management believes that these financial institutions have strong credit ratings and the credit risk related to these deposits is minimal.

Luxemburg Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 3

Investment Securities

The amortized cost and estimated fair value of investment securities available for sale are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2003

U.S. Treasury securities and obligations of U.S. government agencies and corporations	$490,231	$0	$0	$490,231
Obligations of states and political subdivisions	8,205,127	481,651	0	8,686,778
Mortgage-related securities	1,493,736	70,373	0	1,564,109
Corporate debt securities	200,000	0	0	200,000
Total debt securities	10,389,094	552,024	0	10,941,118
Equity securities	277,703	106,959	0	384,662
Total	$10,666,797	$658,983	$0	$11,325,780

December 31, 2002
U.S. Treasury securities and obligations of U.S. government agencies and corporations	$496,649	$21,251	$0	$517,900
Obligations of states and political subdivisions	8,612,371	475,957	0	9,088,328
Mortgage-related securities	4,012,468	178,978	0	4,191,446
Corporate debt securities	200,000	0	0	200,000
Total debt securities	13,321,488	676,186	0	13,997,674
Equity securities	270,096	28,389	0	298,485
Total	$13,591,584	$704,575	$0	$14,296,159

Fair values of investment securities are estimated based on financial models or prices paid for similar securities.  It is possible interest rates could change considerably resulting in a material change in the estimated fair value.

Luxemburg Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 3

Investment Securities (Continued)

The amortized cost, estimated fair value, and weighted average yield of debt securities available for sale at December 31, 2003, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  The weighted average yield is calculated using the amortized cost of the securities.  Yields on tax-exempt obligations have not been calculated on a tax equivalent basis.

	Amortized Cost	Estimated Fair Value	Weighted Average Yield
Due in one year or less	$800,010	$809,341	4.88%
Due after one year through five years	3,355,284	3,513,660	4.62%
Due after five years through ten years	4,140,588	4,422,101	4.70%
Due after ten years	599,476	631,907	5.96%
	8,895,358	9,377,009
Mortgage-related securities	1,493,736	1,564,109	6.15%
Total debt securities	$10,389,094	$10,941,118	4.72%

There were no sales of investment securities during 2003 and 2002.

Investment securities with an amortized cost and estimated fair value of $490,231 were pledged to secure public deposits, short-term borrowings, and other purposes required by law as of December 31, 2003.

The Bank did not have any temporary impairment losses as of December 31, 2003.

Note 4

Loans

The composition of loans at December 31 follows:

	2003	2002
Real estate:
Construction	$12,373,169	$11,402,282
Other	47,563,506	36,421,695
Commercial and industrial	55,242,515	52,213,509
Agricultural	8,965,631	8,289,083
Consumer	9,303,548	8,622,460

Subtotals	133,448,369	116,949,029
Allowance for loan losses	(1,880,021)	(1,469,023)
Loans, net	$131,568,348	$115,480,006

The aggregate amount of nonperforming loans was approximately $4,499,000 and $2,530,000 at December 31, 2003 and 2002, respectively.  Nonperforming loans are those which are contractually past due 90 days or more as to interest or principal payments, on a nonaccrual of interest status, or loans the terms of which have been renegotiated to provide a reduction or deferral of interest or principal.  The interest income that would have been recorded had nonaccrual and renegotiated loans been current, or not troubled, is $263,226 and $120,817 for the years ended December 31, 2003 and 2002, respectively.

Luxemburg Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4

Loans (Continued)

Information regarding impaired loans as of December 31 follows:

	2003	2002
As of December 31:
Impaired loans for which an allowance has been provided	$6,035,666	$264,722
Impaired loans for which no allowance has been provided	835,876	940,180
Impairment reserve (included in allowance for loan losses)	910,000	44,000

For the years ended December 31:
Average investment in impaired loans	4,907,715	303,707
Interest income that would have been recognized on an accrual basis	195,603	113,050
Cash-basis interest income recognized	72,690	4,114

An analysis of the allowance for loan losses for the years ended December 31 follows:
	2003	2002
Balance at beginning	$1,469,023	$1,102,757
Provision charged to operating expense	525,000	486,000
Recoveries on loans	34,316	30,624
Loans charged off	(148,318)	(150,358)

Balance at end	$1,880,021	$1,469,023

Under a secondary market loan servicing program with the FHLB, the Company provides a credit enhancement guarantee to reimburse the FHLB for foreclosure losses in excess of the FHLB's first loss account.  At December 31, 2003, the Company serviced payments on $120,958,000 of first lien residential loan principal for the FHLB.  At December 31, 2003, the maximum Company obligation for such guarantees would be approximately $3,067,000 if total foreclosure losses on the entire pool of loans exceed approximately $64,000.  Although management believes the likelihood of a reimbursement for loss payable to the FHLB to be remote, a recourse liability of $91,000 has been recognized.

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

Luxemburg Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4

Loans (Continued)

Activity in such loans during 2003 is summarized below:

Loans outstanding, December 31, 2002	$4,437,076
New loans	2,775,526
Repayment	(4,945,146)
Loans outstanding, December 31, 2003	$2,267,456

Note 5

Mortgage Servicing Rights

Mortgage loans of $122,660,653 and $93,458,215 as of December 31, 2003 and 2002, respectively, were serviced for others.  These loans are not included in the accompanying consolidated balance sheets.  Mortgage servicing rights are capitalized when the serviced loans are sold.  This asset is amortized over the estimated period that servicing income is recognized.  The following is an analysis of changes in mortgage servicing rights:

	2003	2002
Balance, January 1	$911,708	$605,500
Capitalized amounts	1,049,864	834,131
Amortization	(486,315)	(254,323)
Change in valuation allowance charged to earnings	(380,752)	(273,600)

Balance, December 31	$1,094,505	$911,708

A summary of changes in the valuation allowance during 2003 is as follows:

Balance, January 1	$ 273,600
Additions charged to earnings	380,752
Write-down from prepayments of loan principal	(654,352)
Balance, December 31	$ 0

The carrying value of the mortgage servicing rights approximates fair market value at December 31, 2003 and 2002.

Luxemburg Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6

Premises and Equipment

Details of premises and equipment at December 31 follows:

	2003	2002
Land	$ 186,538	$ 146,788
Buildings and improvements	2,904,707	2,569,051
Furniture and equipment	2,706,298	2,262,447
Totals	5,797,543	4,978,286
Less - Accumulated depreciation	2,844,743	2,514,389

Net depreciated value	$2,952,800	$2,463,897

Depreciation and amortization of premises and equipment charged to operating expense totaled $331,104 in 2003 and $293,389 in 2002.

Note 7

Deposits

The distribution of deposits at December 31 is as follows:

	2003	2002
Non-interest-bearing demand deposits	$22,259,902	$21,546,037
Interest-bearing demand deposits	8,981,848	7,115,133
Savings deposits	34,475,360	29,952,288
Money market deposits	4,425,354	3,859,917
Time deposits	76,860,199	69,971,010
Total deposits	$147,002,663	$132,444,385

Time deposits of $100,000 or more were approximately $20,363,000 and $16,218,000 at December 31, 2003 and 2002, respectively.  Interest expense on time deposits of $100,000 or more was approximately $524,940 and $640,000 for the years ended December 31, 2003 and 2002, respectively.

At December 31, 2003, the scheduled maturities of time deposits are as follows:

2004	$59,114,272
2005	13,027,059
2006	2,572,108
2007	1,218,935
Thereafter	927,825
Total	$76,860,199

The Bank, in the ordinary course of business, accepts deposits from directors, officers, and employees of the Bank.  These deposits are made on the same terms, including interest rates, as those prevailing at the time for comparable transactions with others.  Deposits from executive officers and directors totaled approximately $1,028,000 and $2,170,000 at December 31, 2003 and 2002, respectively.

Luxemburg Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 8

Short-Term Borrowings

Short-term borrowings consist of treasury tax and loan deposits of $270,737 and $544,913 at December 31, 2003 and 2002, respectively, which generally mature within 1 to 120 days from the transaction date.

Note 9

Borrowed Funds

Borrowed funds are summarized as follows at December 31:

	2003	2002
FHLB advance, fixed rate of 6.28%, due August 2003	$ 0	$2,000,000
FHLB advance, fixed rate of 3.26%, due June 2004	2,000,000	2,000,000
Total borrowed funds	$2,000,000	$4,000,000

FHLB advances are subject to a prepayment penalty if they are repaid prior to maturity.  The FHLB advances are callable either six months or one year after origination and quarterly thereafter.  The FHLB advances are secured by FHLB stock of $391,300 and $363,300 at December 31, 2003 and 2002, respectively, and a blanket lien consisting principally of one- to four-family real estate loans totaling approximately $31,317,000 and $30,900,000 at December 31, 2003 and 2002, respectively.

Note 10

Income Taxes

The provision for income taxes consists of the following:

	2003	2002
Current tax expense:
Federal	$820,410	$744,174
State	176,031	145,781
Total current	996,441	889,955
Deferred tax credit:
Federal	(91,497)	(34,721)
State	(27,207)	(7,931)
Total deferred	(118,704)	(42,652)
Change in valuation allowance	682	149
Total provision for income taxes	$878,419	$847,452

Luxemburg Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 10

Income Taxes (Continued)

A summary of the source of differences between income taxes at the federal statutory rate and the provision for income taxes for the years ended December 31 follows:

	2003		2002
	Amount	% of Pretax Income	Amount	% of Pretax Income
Tax expense at statutory rate	$1,003,145	34.0	$944,866	34.0
Increase (decrease) in taxes resulting from:
Tax-exempt interest	(161,257)	(5.5)	(157,847)	(5.7)
State income taxes - Net of federal tax benefit	98,224	3.3	90,981	3.3
Cash surrender value of life insurance in excess of premiums and life insurance death benefit	(60,190)	(2.0)	(25,521)	(1.0)
Other	(1,503)	0.0	(5,027)	(0.1)
Provision for income taxes	$878,419	29.8	$847,452	30.5

Luxemburg Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 10

Income Taxes (Continued)

Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities net of a valuation allowance for deferred tax assets not likely to be realized.  The major components of net deferred tax assets at December 31 are as follows:

	2003	2002
Deferred tax assets:
Allowance for loan losses	$634,111	$472,942
Deferred compensation	327,989	278,195
Intangible assets	23,569	26,936
Net operating loss carryovers	21,288	20,606
Other	90,796	36,223
Total deferred tax assets	1,097,753	834,902
Deferred tax liabilities:
Premises and equipment	(282,522)	(212,490)
Accretion	(2,943)	(14,669)
Mortgage servicing rights	(429,199)	(357,517)
Investments	(36,276)	(22,117)
Total deferred tax liabilities	(750,940)	(606,793)
Unrealized gain on investment securities available for sale	(224,054)	(240,831)
Total valuation allowance recognized for net deferred tax assets	(21,288)	(20,606)
Net deferred tax asset (liability)	$101,471	($33,328)

The Company has state net operating loss carryforwards of approximately $408,000.  The net operating losses began to expire in 2003.  The valuation allowance has been recognized to adjust deferred tax assets to the amount of tax net operating losses expected to be realized.  If realized, the tax benefit for this item will reduce current tax expense for that period.

Note 11

Profit Sharing Plan

The Bank has a 401(k) profit sharing plan covering substantially all employees.  The plan provides for discretionary contributions and matching contributions up to 8% of employee compensation; however, all contributions are at the discretion of the Board of Directors.  Profit sharing expense for 2003 and 2002 was $110,535 and $100,718, respectively.

Luxemburg Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 12

Deferred Compensation

The Company has a deferred compensation plan which permits directors to defer a portion of their compensation.  The deferred compensation is accrued but unfunded, is distributable in cash after retirement, and amounted to $836,409 and $709,428 at December 31, 2003 and 2002, respectively.  The Company has insured the lives of the directors who participate in the deferred compensation plan to assist in the funding of the deferred compensation liability.  The Company has also insured the lives of several key employees.  The Company is the owner and beneficiary of the insurance policies.  At December 31, 2003 and 2002, the cash surrender value of these policies was $2,291,478 and $1,706,705, respectively.  The amount charged to operations for deferred compensation was $134,668 and $97,769 for the years ended December 31, 2003 and 2002, respectively.

Note 13

Stock Purchase Plans

The Company adopted two stock purchase plans in 1999, one for employees and one for nonemployee directors.  Employees are given the opportunity to purchase shares at 85% of fair market value of the stock on the enrollment date or on the exercise date, whichever is lower.  Nonemployee directors have the opportunity to purchase the shares at fair market value.  A total of 3,000 shares per year were made available under the employee plan and a total of 10,000 aggregate shares were made available under the director plan.  A total of 2,876 shares under the employee plan and 2,336 shares under the director plan were issued in 2003.

Note 14

Accumulated Other Comprehensive Income

Comprehensive income is shown in the consolidated statements of changes in stockholders' equity.  The Company's accumulated other comprehensive income is comprised of the unrealized gain or loss on securities available for sale, net of tax.  The following shows the activity in accumulated other comprehensive income:

	2003	2002
Accumulated other comprehensive income at beginning	$463,744	$195,522
Activity:
Unrealized gain (loss) on securities available for sale	(45,592)	407,901
Tax impact	16,777	(139,679)
Other comprehensive income (loss)	(28,815)	268,222
Accumulated other comprehensive income at end	$434,929	$463,744

Luxemburg Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 15

Commitments and Contingencies

Stock Redemption Policy - Luxemburg Bancshares, Inc.  adopted a stock redemption policy to assist in the establishment of a fair price for its shares.  The Company can redeem stock up to 10% of stockholders' equity in any 12-month period without specific prior approval from the Federal Reserve Bank.  At December 31, 2003, the redemption price was determined to be the fair market value of the stock as set by the Board of Directors quarterly.

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

	Notional Amount
	2003	2002
Commitments to extend credit	$11,296,000	$7,984,000
Credit card arrangements	1,402,000	1,449,000
Standby letters of credit	1,525,000	535,000

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

Like many Wisconsin financial institutions, the Company has a non-Wisconsin subsidiary that holds and manages investment assets which have not been subject to Wisconsin tax.  The Wisconsin Department of Revenue has instituted an audit program specifically aimed at out-of-state bank subsidiaries and has indicated that it may withdraw favorable rulings previously issued in connection with such subsidiaries.  As a result of these developments, the Department may take the position that the income of the out-of-state subsidiaries is taxable in Wisconsin, which will likely be challenged by financial institutions in the state.  If the Department is successful in its efforts, it would result in a negative impact on the earnings of the Company.

Luxemburg Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 16

Concentrations of Credit Risk

All of the Bank's loans, commitments, and standby letters of credit have been granted to customers in the Bank's market area.  The concentrations of credit by type are set forth in Note 4.  Standby letters of credit were granted primarily to commercial borrowers.

Note 17

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

Note 18

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

At December 31, 2003, the Bank could have paid approximately $4,241,000 of additional dividends to the Company without prior regulatory approval.  The payment of dividends is subject to the statutes governing state-chartered banks and may be further limited because of the need for the Bank to maintain capital ratios satisfactory to applicable regulatory agencies.

The Company is subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  The Company's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Luxemburg Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 18

Stockholders' Equity (Continued)

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets and of Tier I capital to average assets.  Management believes, as of December 31, 2003, that the Company meets all capital adequacy requirements to which it is subject.

As of December 31, 2003, the most recent notification from the regulatory agencies categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios of 10.0%, 6.0%, and 5.0%, respectively.  There are no conditions or events since that notification that management believes have changed the institution's category.

The Company's and Bank's actual and regulatory capital amounts and ratios are as follows:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2003:

Total capital (to risk-weighted assets):
Consolidated	$18,291,000	12.7%	>$11,563,700	> 8.0%	N/A
Bank of Luxemburg	$16,773,000	11.7%	> $11,497,300	> 8.0%	> $14,371,600	> 10.0%
Tier I capital (to risk-weighted assets):
Consolidated	$16,435,000	11.4%	> $5,781,800	> 4.0%	N/A
Bank of Luxemburg	$14,976,000	10.4%	> $5,748,600	> 4.0%	> $8,673,000	> 6.0%
Tier I capital (to average assets):
Consolidated	$16,435,000	9.9%	> $6,622,000	> 4.0%	N/A
Bank of Luxemburg	$14,976,000	9.1%	> $6,582,000	> 4.0%	> $8,227,600	> 5.0%

December 31, 2002

Total capital (to risk-weighted assets):
Consolidated	$16,297,000	12.9%	> $10,144,300	> 8.0%	N/A
Bank of Luxemburg	$14,889,000	11.8%	> $10,071,400	> 8.0%	> $12,589,200	> 10.0%
Tier I capital (to risk-weighted assets):
Consolidated	$14,800,000	11.7%	> $5,072,200	> 4.0%	N/A
Bank of Luxemburg	$13,420,000	10.7%	> $5,035,700	> 4.0%	> $7,553,500	> 6.0%
Tier I capital (to average assets):
Consolidated	$14,800,000	9.6%	> $6,195,200	> 4.0%	N/A
Bank of Luxemburg	$13,420,000	8.7%	> $6,158,200	> 4.0%	> $7,697,700	> 5.0%

Luxemburg Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 19

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

Luxemburg Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 19

Fair Value of Financial Instruments (Continued)

The carrying value and estimated fair value of financial instruments at December 31, 2003 and 2002, were as follows:

	2003		2002
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$16,542,020	$16,542,020	$17,275,228	$17,275,228
Securities available for sale	11,325,780	11,325,780	14,296,159	14,296,159
Loans held for sale	488,500	488,500	475,400	475,400
Loans, net	131,568,348	134,325,264	115,480,006	118,701,749
Other investments	546,301	546,301	486,069	486,069
Mortgage servicing rights, net	1,094,505	1,094,505	911,708	911,708
Accrued interest receivable	697,002	697,002	675,148	675,148
Total financial assets	$162,262,456	$165,019,372	$149,599,718	$152,821,461

Financial liabilities:
Deposits	$147,002,663	$147,555,400	$132,444,385	$133,173,362
Short-term borrowings	270,737	270,737	544,913	544,913
Borrowed funds	2,000,000	2,012,028	4,000,000	4,100,377
Accrued interest payable	159,134	159,134	214,716	214,716
Total financial liabilities	$149,432,534	$149,997,299	$137,204,014	$138,033,368

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

Luxemburg Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 20

Parent Company Only Financial Statements

Balance Sheets

December 31, 2003 and 2002

Assets	2003	2002
Cash	$714,118	$498,221
Investment securities available for sale, at fair value	584,662	498,485
Premises and equipment	135,328	243,164
Other investments at cost	91,751	97,019
Investment in subsidiaries	15,480,076	13,985,571
Other	645	69,621
TOTAL ASSETS	$17,006,580	$15,392,081
Liabilities and Stockholders' Equity
Other liabilities	$27,225	$36,942
Total stockholders' equity	16,979,355	15,355,139
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$17,006,580	$15,392,081

Luxemburg Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 20

Parent Company Only Financial Statements (Continued)

Statements of Income

Years Ended December 31, 2003 and 2002

	2003	2002
Income:
Dividends from subsidiaries	$522,440	$433,350
Interest and dividend income	26,414	26,414
Other operating income	18,060	212,654
Total income	566,914	672,418
Expenses:
Interest	111	2,396
Other	87,647	229,223
Total expenses	87,758	231,619
Income before credit for income taxes and equity in undistributed net income of subsidiary	479,156	440,799
Credit for income taxes	(17,676)	(4,972)
Income before equity in undistributed net income of subsidiary	496,832	445,771
Equity in undistributed net income of subsidiary	1,575,176	1,485,796
Net income	$2,072,008	$1,931,567

Luxemburg Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 20

Parent Company Only Financial Statements (Continued)

Statements of Cash Flows

Years Ended December 31, 2003 and 2002

	2003	2002
Cash flows from operating activities:
Net income	$2,072,008	$1,931,567
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,932	59,741
Undistributed earnings of subsidiary	(1,575,176)	(1,485,796)
Stock dividend	(7,607)	0
Change in other operating assets	74,244	(23,173)
Change in other liabilities	(19,813)	(4,392)
Total adjustments	(1,516,420)	(1,453,620)
Net cash provided by operating activities	555,588	477,947
Cash flows from investing activities:
Purchase of investment securities available for sale	0	(212,500)
Capital expenditures	(5,000)	(70,370)
Sale of premises and equipment to Bank	100,904	0
Net cash provided by (used in) investing activities	95,904	(282,870)
Cash flows from financing activities:
Principal payments on capital lease obligations	(16,618)	(23,986)
Dividends paid	(508,930)	(433,373)
Sale of common stock	137,953	99,009
Purchase of treasury stock	(48,000)	0
Net cash used in financing activities	(435,595)	(358,350)
Net increase (decrease) in cash	215,897	(163,273)
Cash at beginning	498,221	661,494
Cash at end	$714,118	$498,221

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

ACCOUNTING AND FINANCIAL DISCLOSURE.

This item is not applicable.

ITEM 8A.

CONTROLS AND PROCEDURES

(a)

The Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchanged Act) as of December 31, 2003.  Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer has each concluded that the Company's disclosure controls and procedures are effective to timely alert them to material information relating to the Company (including its consolidated subsidiaries) required to be included in Company's filings under the Securities and Exchange Act of 1934, as amended.

(b)

There were no significant changes in the Company's internal controls or in other factors that could significantly affect the controls subsequent to the date of their evaluation.

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL

PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Information called for by Item 9 is contained under "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's definitive proxy statement with respect to the 2004 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 (The "2004 Proxy Statement) and which is incorporated herein by reference in response to this item.

Reference is also made to "Executive Officers Of The Registrant" included at the end of Part I of this Form 10- KSB in partial response to Item 9.

The Company has adopted a code of ethics that applies to the Company's principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  A copy of the code will be delivered upon request and without charge to persons requesting it.

ITEM 10.

EXECUTIVE COMPENSATION.

The information appearing under "Director Compensation" and " Executive Compensation" of the 2004 Proxy Statement is incorporated herein by reference in response to this item.

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information appearing under "Beneficial Ownership of Principal Shareholders, Directors and Management" and "Equity Compensation Plan Information" of the 2004 Proxy Statement is incorporated herein by reference in response to this item.

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information appearing under "Related Transactions" of the 2004 Proxy Statement is incorporated herein by reference in response to this item.

ITEM 13.

EXHIBITS AND REPORTS ON FORM 8-K

(a)

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION
3.1	Amended and Restated Articles of Incorporation, incorporated herein by reference to Exhibit B of the Company's definitive proxy statement for the annual meeting of shareholders on May 2, 1998
3.2	Bylaws, incorporated herein by reference to Exhibit 3.2 of the Company's Registration Statement on Form 10-SB
10.1	Director Deferred Compensation Plan for Bank of Luxemburg, incorporated herein by reference to Exhibit 10.1 of the Company's Registration Statement on Form 10-SB
10.2	1999 Directors Stock Purchase Plan, incorporated herein by reference to exhibit 10.1 of the Company's quarterly report on Form 10-QSB for the quarter ended June 30, 1999
10.3	Incentive Bonus Plan, incorporated herein by reference to exhibit 10.1 of the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003.
21	Subsidiaries of the Registrant
31.1	Certification of CEO pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of CFO pursuant to section Rule 13a-14(a) under the Securities Exchange Act of 1934 as amended
32.1	Certification of CEO pursuant to 18 U.S.C Section 1350
32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350
99.1	Cautionary statements relating to forward looking statements and risk factors

(b)

No reports on Form 8-K were filed during the last quarter of fiscal 2003.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information appearing under "Audit Committee Report" of the 2004 Proxy statement is incorporated herein by reference in response to this item.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LUXEMBURG BANCSHARES, INC.

Date: March 15, 2004

By: /s/  John A. Slatky

John A. Slatky

President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 15, 2004.

By: /s/	John A. Slatky	President and Chief Executive Officer and
	John A. Slatky	a Director
By: /s/	Sheri L. Knope	Chief Financial Officer and Accounting
	Sheri L. Knope	Officer
By: /s/	David L. Luebbers	Vice President and a Director
David L. Luebbers
By: /s/	Thomas J. Rueckl	Chairman of the Board of Directors
Thomas J. Rueckl
By: /s/	Willard J. Marchant	Director
Willard J. Marchant
By: /s/	Ronald A. Ledvina	Director
Ronald A. Ledvina
By:		Director
Lois M. Hoida
By: /s/	Stephen L. Seidl	Director
Stephen L. Seidl
By: /s/	Raymond J. Balza	Director
Raymond J. Balza
By: /s/	Donald E. Pritzl	Director
Donald E. Pritzl