Form 10QSB
period 2004-03-31
LUXEMBURG BANCSHARES INC
filed 2004-05-13
CIK 1037265

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington. D. C. 20549

Form 10-QSB

(Mark One)
[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004.
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of April 30, 2004:
557,762 shares were outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [ X ]

LUXEMBURG BANCSHARES, INC.

INDEX
Page No.
PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements (Unaudited)
Consolidated Balance Sheets - March 31, 2004 and
December 31, 2003	3

Consolidated Statements of Income - Three Months
Ended March 31, 2004 and 2003	4

Consolidated Condensed Statements of Changes
in Stockholders' Equity - Three Months Ended
March 31, 2004 and 2003	5

Consolidated Statements of Cash Flow - Three Months
Ended March 31, 2004 and 2003	6

Notes to Consolidated Financial Statements	7 - 10

Item 2 - Management's Discussion and Analysis or
Plan of Operation	11 - 16

Item 3 - Controls and Procedures	16

PART II - OTHER INFORMATION

Item 2 - Changes in Securities and Small Business Issuer Purchases of Equity Securities	17

Item 6 - Exhibits and Reports on Form 8-K	17

SIGNATURES	18

PART I - FINANCIAL INFORMATION

LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ASSETS
	March 31, 2004	December 31, 2003

Cash and due from banks	$ 7,017,031	$ 7,957,449
Interest-bearing deposits	2,439,059	4,534,571
Federal funds sold	395,000	4,050,000
Cash and cash equivalents	9,851,090	16,542,020

Investment securities available for sale-stated at fair value	12,471,788	11,325,780
Loans held for sale	720,836	488,500

Total loans	139,671,641	133,448,369
Allowance for loan losses	(1,950,739)	(1,880,021)
Net loans	137,720,902	131,568,348

Premises and equipment	3,026,834	2,952,800
Other investments at cost	546,018	546,301
Mortgage servicing rights, net	1,049,848	1,094,505
Other assets	3,525,175	3,500,849

TOTAL ASSETS	$168,912,491	$ 168,019,103

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:

Non-interest-bearing deposits	$ 20,563,418	$ 22,259,902
Interest-bearing deposits	124,922,820	124,742,761
Total deposits	145,486,238	147,002,663

Short-term borrowings	69,424	270,737
Borrowed funds	4,000,000	2,000,000
Other liabilities	1,815,825	1,766,348

Total liabilities	151,371,487	151,039,748

STOCKHOLDERS' EQUITY:

Common stock- $1.00 par value: Authorized - 2,400,000 shares, Issued - 586,044 shares in 2004 and 580,769 shares in 2003	586,044	580,769
Capital surplus	4,539,306	4,378,689
Retained earnings	12,340,017	11,977,127
Accumulated other comprehensive income	471,716	434,929
Treasury stock, at cost- 28,282 shares in 2004 and 28,184 shares in 2003	(396,079)	(392,159)

Total stockholders' equity	17,541,004	16,979,355

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 168,912,491	$ 168,019,103

See accompanying notes to consolidated financial statements.

LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003
INTEREST INCOME:

Interest and fees on loans	$ 1,945,849	$ 1,876,618
Interest on investment securities:
Taxable	27,842	65,546
Tax-exempt	97,972	102,578
Other interest and dividend income	27,785	46,292

Total interest income	2,099,448	2,091,034

INTEREST EXPENSE:

Deposits	570,053	726,743
Short-term borrowings	344	31,932
Borrowed funds and capital lease obligation	20,459	16,861

Total interest expense	590,856	775,536

Net interest income	1,508,592	1,315,498
Provision for loan losses	75,000	150,000

Net interest income after provision for loan losses	1,433,592	1,165,498

OTHER INCOME:

Service charges on deposit accounts	95,768	87,884
Loan fees	46,351	14,030
Mortgage underwriting fees - secondary market	33,876	138,560
Loan servicing fee income	46,520	170,769
Gain on sale of loans	53,066	194,795
Commission and managed fees	105,549	83,233
Other operating income	85,719	79,950

Total other income	466,849	769,221

OPERATING EXPENSES:

Salaries and related benefits	818,471	707,544
Net occupancy expense	101,214	71,013
Equipment rentals, depreciation, and maintenance	109,933	90,864
Data processing	57,459	71,516
Other operating expenses	265,373	213,651

Total operating expenses	1,352,450	1,154,588

Income before provision for income taxes	547,991	780,131
Provision for income taxes	185,101	244,282

Net income	$ 362,890	$ 535,849

Dividends per common share	$0.00	$0.00
Basic earnings per common share	.65	$.97

See accompanying notes to consolidated financial statements.

LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF
CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)
	Three Months Ended March 31, 2004		Three Months Ended March 31, 2003

	Shares	Equity Total	Shares	Equity Total

Balance - Beginning of period	580,769	$ 16,979,355	575,557	$15,355,139

Issuance of common stock	5,275	$ 165,892	5,212	$ 137,953

Purchase of Treasury Stock		$ (3,920)		$ 0

Comprehensive income:
Net Income		$ 362,890		$ 535,849
Other comprehensive income (loss) - Change in
net unrealized gain on securities available for
sale		36,787		(23,713)

Total comprehensive income		399,677		512,136

Balance - End of period	586,044	$ 17,541,004	580,769	$16,005,228

See accompanying notes to consolidated financial statements.

LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$ 362,890	$ 535,849
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	83,847	71,437
Accretion of discounts on securities	(492)	(6,871)
Amortization of premiums on securities	1,885	3,092
Provision for loan losses	75,000	150,000
Stock dividend on other investments at cost	(6,300)	(9,900)
Proceeds from sales of loans held for sale	5,686,201	26,922,296
Originations of loans held for sale	(5,865,471)	(28,137,885)
(Gain) on sale of loans held for sale	(53,066)	(194,795)
Change in operating assets and liabilities:
Mortgage servicing rights	44,657	(95,510)
Other assets	(17,742)	(50,044)
Other liabilities	29,613	24,319

Total adjustments	(21,868)	(1,323,861)

Net cash provided by (used in) operating activities	341,022	(788,012)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of securities available for sale	774,400	650,332
Purchase of securities available for sale	(1,865,153)	0
Net increase in loans	(6,227,554)	(4,709,204)
Purchase of additional life insurance	0	(11,100)
Capital expenditures	(157,881)	(71,075)

Net cash used in investing activities	(7,476,188)	(4,141,047)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	(1,516,423)	3,605,461
Net decrease in short-term borrowings	(201,313)	(390,456)
Director and employee stock purchase plan	165,892	137,953
Proceeds from borrowed funds	2,000,000	0
Purchase of treasury stock	(3,920)	0

Net cash provided by financing activities	444,236	3,352,958

Net decrease in cash and cash equivalents	(6,690,930)	(1,576,101)
Cash and cash equivalents at beginning	16,542,020	17,275,228

Cash and cash equivalents at end	$ 9,851,090	$ 15,699,127

Supplemental information:

Cash paid during the period for:
Interest	$ 567,194	$ 733,694
Income taxes	$ 233,086	$ 456,780
Loans transferred to other real estate	$ 0	$ 69,004

See accompanying notes to consolidated financial statements

LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The consolidated financial statements for interim periods are unaudited; however, in the opinion of the management of Luxemburg Bancshares, Inc. ("Company"), all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation have been included. Refer to the Notes to Consolidated Financial Statements which appear in the Company's Form 10-KSB for the Fiscal Year ended December 31, 2003 for the Company's accounting policies which are pertinent to these financial statements.

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

Certain reclassifications have been made to the 2003 consolidated financial statements to conform to the 2004 classifications.

For purposes of reporting cash flows, the Company considers cash on hand, interest-bearing and non-interest bearing deposits in banks and federal funds sold as cash and cash equivalents.

Earnings per common share are based upon the weighted average number of common shares outstanding. The weighted average number of shares outstanding was 556,152 in March 2004 and 552,473 in March 2003. The basic and diluted earnings per share are the same for 2004 and 2003.

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

     Specific Reserve. The amount of specific reserves is determined through a loan-by-loan analysis of problem loans over a minimum size that considers expected future cash flows, the value of collateral and other factors that may impact the borrower's ability to make payments when due. Included in this group are those non-accrual or renegotiated loans that meet the criteria as being "impaired" under the definition in SFAS 114. A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Problem loans also include those credits that have been internally classified as credits requiring management's attention due to underlying problems in the borrower's business or collateral concerns. Ranges of loss are determined based on best-and worst-case scenarios for each loan.

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
	Notional Amount
	March 31, 2004	December 31, 2003

Commitments to extend credit	$9,377,000	$11,296,000
Credit card arrangements	1,367,000	1,402,000
Standby letters of credit	1,170,000	1,525,000

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the financial performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company holds collateral supporting those commitments for which collateral is deemed necessary. Because these instruments have fixed maturity dates and because many of them expire without being drawn upon, they do not generally present any significant liquidity risk to the Company. Management does not anticipate any material losses as a result of these letters of credit.

The Company's commitments to sell residential mortgage loans to the secondary market and commitments to fund such loans to individual borrowers represent mortgage derivatives. Commitments outstanding at March 31, 2004 were $5,308,000.

LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3: ACCOUNTING CHANGES:

None

Item2:

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES

SELECTED QUARTERLY FINANCIAL DATA
Three Months Ended March 31,
2004	2003
Net Earnings	$ 362,890	$ 535,849
Average Consolidated Balance Sheet Items:
Loans	128,963,956	116,612,545
Taxable Investment Securities	3,153,606	4,900,458
Fed Funds Sold	3,425,231	2,867,567
Municipal Loans & Investments	10,453,078	10,429,813
Other Earning Assets	2,864,632	6,238,907
Total Earning Assets	148,860,503	141,049,290
Total Assets	166,904,562	154,027,788
Deposits	125,650,167	111,486,236
Borrowings	2,855,459	4,188,486
Shareholders' Equity	17,402,603	15,825,542

Key Ratios:
Average Equity to Average Total Assets	10.43%	10.27%
Return on Average Total Assets	.87%	1.41%
Return on Average Equity	8.39%	13.73%
Net Interest Margin	4.08%	3.78%

NET INTEREST INCOME

Net interest income, the principle source of earnings, is the amount by which interest generated by earning assets exceeds the interest costs of liabilities obtained to fund them. As shown below, net interest income has increased 14.7% to $1,508,592 for the three months ended March 31, 2004 from $1,315,498 for the three months ended March 31, 2003. The net interest income increased $96,207 due to volume and increased $96,887 due to decrease in the interest rates. Approximately $48,000 of the volume is due to collection of interest on a non-accrual loan portfolio. As noted above, average assets for the three months ended March 31, 2004 were $166,904,562 compared to average assets for the three months ended March 31, 2003 of $154,027,788.
Three Months Ended March 31
	2004	2003
Interest Income	$ 2,099,448	$ 2,091,034
Interest Expense	590,856	775,536
Net Interest Income	$ 1,508,592	$ 1,315,498

Net Interest Margin	4.08%	3.78%

RATE/VOLUME ANALYSIS

The impact of changes in volume and interest rates on net interest income for the three months ended March 31, 2004 is illustrated in the following table:

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003.
Increase (Decrease) in Net Interest Income
	Net Change	Due To Rate	Due To Volume
Interest Income	$ 8,414	$ (150,466)	$ 158,880
Interest Expense	(184,680)	(247,353)	62,673
Net Interest Income	$ 193,094	$ 96,887	$ 96,207

Interest rates on the Bank's average earning assets and interest bearing liabilities were generally lower for the three months ended March 31, 2004 compared to the three months ended March 31, 2003. Average earning assets had an average yield of 5.67% at March 31, 2004 as compared to 6.01% at March 31, 2003. Average interest bearing liabilities had an average rate of 1.85% at March 31, 2004 as compared to 2.72% at March 31, 2003. Average earning assets increased 5.5% to $148,860,503 for the three months ended March 31, 2004 compared to $141,049,290 for the three months ended March 31, 2003. Interest bearing liabilities increased 11.1% to $128,505,626 for the three months ended March 31, 2004 compared to $115,674,722 for the three months ended March 31, 2003.

OPERATING RESULTS

Net income for the three months ended March 31, 2004, was $362,890 compared to $535,849 for the three months ended March 31, 2003. The decrease of $172,959 reflects decreases in loan servicing fees income, mortgage underwriting fees-secondary market and gain on sale of loans resulting from the general slowdown in the mortgage refinancing market during the first quarter of 2004 from the record levels experienced in 2003. The increase in net interest income of $193,094 for the three months ended March 31, 2004, compared to the three months ended March 31, 2003 is discussed in "Net Interest Income" and "Rate/Volume Analysis" elsewhere in this report.

Total operating expenses increased 17.1% from $1,154,588 for the three months ended March 31, 2003 to $1,352,450 for the three months ended March 31, 2004. Salaries and related benefits increased 15.7% to $818,471 for the three months ended March 31, 2004 compared to $707,544 for the three months ended March 31, 2003. Increases over 2003 salaries were due to the following: annual raises, the addition of 10 full-time equivalent employees, annual increase in insurance and more employees using health insurance benefits. Other operating expenses for the three months ended March 31, 2004 increased 24.2% to $265,373 from $213,651 for the three months ended March 31, 2003 because of increases in collection expenses, accounting fees, and other professional fee expenses, and the opening of two new branches since March 0f 2003. The increase in accounting fees and professional fees can be tied to increased regulation under the Sarbanes-Oxley Act.

STATE INCOME TAX AUDIT

Like many financial institutions located in Wisconsin, the Bank transferred investment securities to a Nevada investment subsidiary, which now holds and manages those assets. The investment subsidiary has not filed returns with, or paid income or franchise taxes to, the State of Wisconsin. The Wisconsin Department of Revenue (the "Department") recently implemented a program to audit Wisconsin financial institutions which formed investment subsidiaries located in Nevada. The Department has generally indicated that it will assess income or franchise taxes on the income of the Nevada investment subsidiaries of Wisconsin banks. The Bank is currently undergoing such an audit; however, the Department has not yet issued an assessment to the Bank. At March 31, 2004, the Bank's potential exposure for back taxes and statutory interest totals approximately $714,000.

Prior to formation of the investment subsidiary, the Bank sought and obtained a private letter ruling from the Department regarding the non-taxability of the investment subsidiary in the state of Wisconsin. The Bank believes that it complied with Wisconsin law and the private ruling received from the Department and that it is not liable for any taxes or interest that the Department may claim. Should an assessment be forthcoming, the Bank intends to defend its position vigorously through the normal administrative appeals process in place at the Department and through other judicial channels should they become necessary. An unfavorable outcome for the Bank could have a substantial negative impact on its results of operations.

ALLOWANCE FOR LOAN LOSSES

The amount charged to the provision for loan losses by the Company is based on management's evaluation as to the amounts required to maintain an allowance adequate to provide for potential losses inherent in the loan portfolio. The level of this allowance is dependent upon the total amount of past due and non-performing loans, general economic conditions and management's assessment of potential losses based upon internal credit evaluations of the loan portfolio and particular loans. Company management allocated the allowance based on an assigned risk factor for each category of loans and adjusting the allocation by potential losses of individual loans. Loans are entirely to borrowers in Northeast Wisconsin with the exception of purchased loans.

The Company generally places loans on non-accrual status when the loan is past due as to the payment of interest and/or principal in excess of 90 days. The Company also places loans on a non-accrual status when it deems the collection of such interest unlikely. Loans are returned to full accrual status when the loan is brought current according to all terms of the loan agreement, all past due principal and interest is paid and the Company deems its collateral position adequate to warrant a return to accrual status.

At March 31, 2004 the Company had $63,000 in loans past due 90 days or more that were still accruing interest as compared to $21,000 for March 31, 2003. At March 31, 2004 the Company had two loans that met the definition of troubled debt restructuring contained in SFAS No. 15. In 2003 the Company did not have any loans that met the definition of troubled debt restructuring contained in SFAS No. 15. In addition, as of March 31, 2004 seven loans were considered to be impaired under SFAS Nos 114 & 118. As of March 31, 2003 six loans were considered impaired under SFAS Nos 114 & 115. The Bank had $2,703,000 of non-accrual loans at March 31, 2004, $4,499,000 at December 31, 2003 and $2,598,000 of non-accrual loans at March 31, 2003.

During the three months ended March 31, 2004, $75,000 was charged to the provision for loan losses compared to $150,000 for the three months ended March 31, 2003. At March 31, 2004 the allowance was $1,950,739 or 1.40% of total loans. This compares to an allowance of $1,618,000 or 1.31% of total loans as of March 31, 2003. For the three months ended March 31, 2004 the Company had net charge-offs of $4,000 compared to net charge offs of $1,000 for the three months ended March 31, 2003.

The following table summarizes loan charge-offs and recoveries by type of loan for the three months ended March 31, 2004 and 2003:
Loan Type	March 31, 2004		March 31, 2003
	Charge-Off	Recovery	Charge-Off	Recovery

Real Estate	$ 0	$ 0	$ 0	$ 0
Commercial and Industrial	7,000	0	3,000	0
Agricultural	0	0	0	0
Consumer	2,000	5,000	3,000	5,000

TOTALS	$ 9,000	$ 5,000	$6,000	$5,000

The Bank has allocated its allowance for loan losses at the end of each period presented as follows:
	March 31, 2004	March 31, 2003
Balance at End of Period Applicable to:		% of Loans to Total		% of Loans to Total
	Amount	Loans	Amount	Loans
Commercial and agricultural	$189,000	70%	$ 1,121,000	65%
Real estate-construction	6,000	2%	18,000	3%
Real estate-mortgage	33,000	12%	102,000	16%
Consumer	45,000	16%	201,000	16%

Total Domestic	273,000	100%	1,442,000	100%

Specific Loan Allocation	1,063,000		44,000
Unallocated	615,000		132,000

TOTALS	$ 1,951,000	100%	$ 1,618,000	100%

The Company's senior lending management also has allocated reserves for environmental conditions which are unique to the measurement period. These include environmental factors, such as economic conditions in certain geographical or industry segments of the portfolio, economic trends in the retail lending sector and peer-group loss history. Reserves allocated are based on estimates of loss that senior lending management has isolated based on these economic trends or conditions. The $615,000 is unallocated to a specific segment of the portfolio, yet the amount has been set aside for the factors indicated.

LIQUIDITY AND INTEREST RATE SENSITIVITY

The Company must maintain an adequate liquidity position in order to respond to the short-term demand for funds caused by withdrawals from deposit accounts, extensions of credit and for the payment of operating expenses. Maintaining this position of adequate liquidity is accomplished through the management of a combination of liquid assets; those which can be converted into cash and access to additional sources of funds. Primary liquid assets of the Company are cash and due from banks, federal funds sold, investments held as "available for sale" and maturing loans. Federal funds purchased and loans from the Federal Home Loan Bank system represent the Company's primary source of immediate liquidity and were maintained at a level to meet immediate needs. Federal funds sold averaged approximately $3,425,231 and $2,867,567 for the three months ended March 31, 2004 and 2003, respectively. Maturities in the Company's loan and investment portfolios are monitored regularly to avoid matching short-term deposits with long-term loans and investments. Other assets and liabilities are also monitored to provide the proper balance between liquidity, safety, and profitability. This monitoring process must be continuous due to the constant flow of cash that is inherent in a financial institution.

The Company actively manages its interest rate sensitive assets and liabilities to reduce the impact of interest rate fluctuations. In addition, the Company monitors the interest rates paid on certificates of deposit as advertised by its competitors and strives to pay competitive interest rates to retain and attract certificates of deposit. Should competitive pressures dictate, the Company may have to increase rates paid to retain the certificates of deposit that mature in the next year and any increase in interest rates paid on certificates of deposit may reduce future Company earnings. The Company also monitors the assets and liabilities that reprice each month to determine the impact on future earnings from anticipated repricings. At March 31, 2004 the Company's rate sensitive liabilities exceed rate sensitive assets due within one year by $2,675,000.

As part of managing liquidity, the Company monitors its loan to deposit ratio on a daily basis. At March 31, 2004 the ratio was 96.0% which is slightly above the Company's 95% acceptable range.

The Company experienced a decrease in cash and cash equivalents, its primary source of liquidity, of $6,690,930 for the three months ended March 31, 2004. The primary source of cash flow for the three months ended March 31, 2004 was cash provided by proceeds of borrowed funds of $2,000,000. Cash outflow for the three months ended March 31, 2004 was primarily used for investing activities, specifically an increase in loans of $6,227,554. The Company's management believes its liquidity sources are adequate to meet its operating needs and does not know of any trends, events or uncertainties that may result in a significant adverse effect on the Company's operations or liquidity position.

The Company has expanded operations into the Forestville, Wisconsin market in April 2004. The Company purchased a building and furnished it with office equipment and furniture. The effect of the expansion may be a slight short-term negative impact to the Company's net income; however, it is projected to be profitable near the end of the first year of operations.

The following table illustrates the projected maturities and the repricing mechanisms of the major asset/liability categories of the Company as of March 31, 2004, based on certain assumptions. No prepayment rate assumptions have been made for the loan portfolio. Maturities and repricing dates for investments have been projected by applying the assumptions set forth below to contractual maturities and repricing dates.
	1 Year or Less	1 - 5 Years	5 - 10 Years	After 10 Years
Interest Earning Assets:
Short Term Investments	$ 2,834,000
Investment Securities	$ 1,646,000	$ 5,991,000	$ 4,395,000	$ 440,000
Loans
Variable Rate	$ 36,867,000	$ 648,000
Real Estate-Construction	$ 2,721,000	$ 389,000
Real Estate-Other	$ 5,967,000	$ 9,952,000	$ 194,000	$ 487,000
Commercial and Industrial	$ 19,944,000	$ 27,174,000	$ 456,000	$ 2,974,000
Agricultural	$ 2,386,000	$ 4,087,000	$ -0-	$ 232,000
Consumer	$ 3,862,000	$ 18,061,000	$ 279,000	$ 42,000
Municipals	$ -0-	$ 347,000	$ 1,373,000	$ 0
Other	$ 546,000	$ -0-	$ -0-	$ -0-

Total Interest Earning Assets	$ 76,773,000	$ 66,649,000	$ 6,697,000	$ 4,175,000

Interest Bearing Liabilities:
Interest Bearing Demand				$ 8,565,000
Savings Deposits	$ 10,552,000			$24,621,000
Money Market Accounts	$ 1,430,000			$ 3,336,000
Certificates of Deposit	$ 46,912,000	$ 8,936,000
Jumbo CD's	$ 17,485,000	$ 3,086,000
Other	$ 3,069,000	$ 1,000,000	$ -0-	$ -0-

Total Interest Bearing Liabilities	$ 79,448,000	$13,022,000	$ -0-	$36,522,000

Interest Sensitivity Gap per Period	$(2,675,000)	$53,627,000	$ 6,697,000	$(32,347,000)

Cumulative Interest Sensitivity Gap	$ (2,675,000)	$50,952,000	$57,649,000	$ 25,302,000

Interest Sensitivity Gap as a Percentage of Earning Assets	(1.73)%	34.76%	4.34%	(20.96%)

Cumulative Sensitivity Gap as a Percentage of Earning Assets	(1.73)%	33.02%	37.36%	16.40%

Item 3.      Controls and Procedures
(a)

The Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) as of March 31, 2004. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer has each concluded that the Company's disclosure controls and procedures are effective to timely alert them to material information relating to the Company (including its consolidated subsidiaries) required to be included in Company's filings under the Securities and Exchange Act of 1934, as amended.

(b)	There were no significant changes in the Company's internal controls or in other factors that could significantly affect the controls subsequent to the date of their evaluation.

PART II - OTHER INFORMATION

Item 2. Changes in Securities and Small Business Issuer Purchase of Equity Securities

On January 9, 2004, the Company sold 3,264 shares of stock at $26.18 per share to employees of the Bank pursuant to the Company's 2000 Employee Stock Purchase Plan. The Plan is a qualified stock purchase plan under Section 423 of the Internal Revenue Code, and allows employees to purchase stock at 85% of fair market value. The offering was exempt from registration under the Securities Act of 1933 pursuant to Section 3(a)(11) of the Act and Rule 147 thereunder, because all employees are residents of the State of Wisconsin. Resale of the stock is restricted for nine (9) months to residents of the State of Wisconsin.

On February 7, 2004, the Company sold 2,011 shares of stock at $40.00 per share to seven (7) directors of the Company pursuant to the Company's 2000 Director Stock Purchase Plan. The offering was exempt from registration under the Securities Act of 1933, as amended, pursuant to Sections 3(a)(11) and 4(2) thereof, because directors are residents of the State of Wisconsin.

SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

March 1, 2004 through March 31, 2004.	98[1]	$40.00	0	N/A

1Shares were repurchased by the Company in a single private transaction.

Item 6. Exhibits and reports on Form 8-K

(a)	Exhibits
31.1 Rule 13a-14(a) Certification of CEO
31.2 Rule 13a-14(a) Certification of CFO
32.1 Section 1350 Certification of CEO
32.2 Section 1350 Certification of CFO
(b)	Reports on Form 8-K
During the quarter ended March 31, 2004, the registrant furnished a press release on Form 8-K dated March 11, 2004 with respect to Item 12.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LUXEMBURG BANCSHARES, INC. (Registrant)

/s/ John A. Slatky John A. Slatky, President and Chief Executive Officer	/s/ Sheri L. Knope Sheri L. Knope, CPA, CIA, Chief Financial Officer

Date: May 11, 2004	Date: May 11, 2004