Form 10QSB
period 2004-06-30
LUXEMBURG BANCSHARES INC
filed 2004-08-13
CIK 1037265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington. D. C. 20549

Form 10-QSB

(Mark One)

[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2004.
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from _______________ to _______________.

  Commission file number 0-22471

Luxemburg Bancshares, Inc.

(Exact name of small business issuer as specified in its charter)

Wisconsin (State or other jurisdiction of incorporation or organization)	39-1457904 (I.R.S. Employer Identification No.)

630 Main Street, Luxemburg, Wisconsin 54217

(Address of principal executive offices)

(920) 845-2345

(Issuer’s telephone number)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [x]   No  [  ]

State the number of shares outstanding of each issuer’s classes of common equity, as of July 30, 2004:

557,762 shares were outstanding.

Transitional Small Business Disclosure Format (check one):  Yes  [     ]   No  [   X  ]

LUXEMBURG BANCSHARES, INC.

INDEX

Page No.
PART I - FINANCIAL INFORMATION

Item 1- Financial Statements (Unaudited)
Consolidated Balance Sheets – June 30, 2004 and December 31, 2003	3

Consolidated Statements of Income – Three Months & Six
Months Ended June 30, 2004 and 2003	4

Consolidated Condensed Statements of Changes
in Stockholders’ Equity - Six Months Ended
June 30, 2004 and 2003	5

Consolidated Statements of Cash Flow - Six Months
Ended June 30, 2004 and 2003	6

Notes to Consolidated Financial Statements	7-10

Item 2 - Management’s Discussion and Analysis or
Plan of Operation	11-16

Item 3- Controls and Procedures	17

PART II – OTHER INFORMATION

Item 2 – Changes in Securities and Small Business Issuer Purchases of Equity Securities	18

Item 4 – Submission of Matter to a Vote of Security Holders	18

Item 6 – Exhibits and Reports on Form 8-K	18

SIGNATURES	18

LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - (UNAUDITED)

ASSETS

	June 30, 2004	December 31, 2003

Cash and due from banks	$ 9,973,052	$ 7,957,449
Interest-bearing deposits	159,851	4,534,571
Federal funds sold	0	4,050,000

Cash and cash equivalents	10,132,903	16,542,020

Investment securities available for sale-stated at fair value	12,705,974	11,325,780
Loans held for sale	276,800	488,500

Total loans	146,019,263	133,448,369
Allowance for loan losses	(1,840,185)	(1,880,021)
Net loans	144,179,078	131,568,348

Premises and equipment	2,985,974	2,952,800
Other investments at cost	551,818	546,301
Mortgage servicing rights, net	991,984	1,094,505
Other assets	3,719,797	3,500,849

TOTAL ASSETS	$ 175,544,328	$ 168,019,103

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:

Non-interest-bearing deposits	$ 22,377,723	$ 22,259,902
Interest-bearing deposits	129,998,605	124,742,761
Total deposits	152,376,328	147,002,663

Short-term borrowings	1,868,876	270,737
Borrowed funds	2,000,000	2,000,000
Other liabilities	1,802,794	1,766,348

Total liabilities	158,047,998	151,039,748

STOCKHOLDERS’ EQUITY:

Common stock- $1.00 par value:
Authorized - 2,400,000 shares, Issued – 586,044 shares in 2004 and 580,769 shares in 2003	586,044	580,769
Capital surplus	4,539,306	4,378,689
Retained earnings	12,521,626	11,977,127
Accumulated other comprehensive income	245,433	434,929
Treasury stock at cost - 28,282shares in 2004 and 28,184 shares in 2003	(396,079)	(392,159)

Total stockholders’ equity	17,496,330	16,979,355

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 175,544,328	$ 168,019,103

See accompanying notes to consolidated financial statements.

LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME - (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
INTEREST INCOME:

Interest and fees on loans	$ 1,992,189	$ 1,900,343	$ 3,938,038	$ 3,776,961
Interest on investment securities:
Taxable	39,737	49,854	67,579	115,400
Tax-exempt	89,271	101,478	187,243	204,056
Other interest and dividend income	18,413	46,850	46,198	93,142

Total interest income	2,139,610	2,098,525	4,239,058	4,189,559

INTEREST EXPENSE:

Deposits	562,248	680,374	1,132,301	1,407,117
Short-term borrowings	3,553	32,189	3,897	64,121
Borrowed funds	26,716	16,936	47,175	33,797

Total interest expense	592,517	729,499	1,183,373	1,505,035

Net interest income	1,547,093	1,369,026	3,055,685	2,684,524
Provision for loan losses	75,000	150,000	150,000	300,000

Net interest income after provision for loan losses	1,472,093	1,219,026	2,905,685	2,384,524

OTHER INCOME:

Service charges on deposit accounts	154,033	94,487	249,801	182,371
Loan fees	56,583	28,499	102,934	42,529
Mortgage underwriting fees - Secondary market	50,404	169,480	84,280	340,248
Loan servicing fee income	58,915	187,617	105,435	326,177
Gain on sale of loans	46,259	386,779	99,325	581,574
Commissions and managed fees	99,422	80,501	204,971	163,734
Other operating income	94,876	81,253	180,595	161,204

Total other income	560,492	1,028,616	1,027,341	1,797,837

OPERATING EXPENSES:

Salaries and related benefits	856,209	785,827	1,674,680	1,493,371
Net occupancy expense	97,572	70,863	198,786	141,876
Equipment rentals, depreciation, and maintenance	109,971	97,661	219,904	188,525
Data processing	80,548	39,525	138,007	111,041
Other operating expenses	312,521	339,620	577,894	553,271

Total operating expenses	1,456,821	1,333,496	2,809,271	2,488,084

Income before provision for income taxes	575,764	914,146	1,123,755	1,694,277
Provision for income taxes	137,584	302,042	322,685	546,324

Net income	$ 438,180	$ 612,104	$ 801,070	$ 1,147,953
Basic and diluted earnings per common share	$0.79	$1.11	$1.44	$2.07
Dividends per common share	$0.46	$0.46	$0.46	$0.46

See accompanying notes to consolidated financial statements

LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF

CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Six Months Ended June 30, 2004		Six Months Ended June 30, 2003

	Shares	Equity Total	Shares	Equity Total

Balance – Beginning of period	580,769	$ 16,979,355	575,557	$ 15,355,139

Issuance of common stock	5,275	$ 165,892	5,212	$ 137,953

Purchase of treasury stock		$ (3,920)		$ 0

Comprehensive income:
Net income		$ 801,070		$ 1,147,953
Other comprehensive income - Change in net unrealized gain on securities available for sale		(189,496)		65,932

Total comprehensive income		611,574		1,213,885

Dividends paid		256,571		254,741

Balance - End of period	586,044	$ 17,496,330	580,769	$ 16,452,236

See accompanying notes to consolidated financial statements

LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

(UNAUDITED)

	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 801,070	$ 1,147,953
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	173,118	143,704
Accretion of discounts on securities	2,670	(10,656)
Amortization of premiums on securities	2,572	6,311
Provision for loan losses	150,000	300,000
Stock dividend on other investments at cost	(12,100)	(15,800)
Proceeds from sales of loans held for sale	19,010,102	72,337,468
Originations of loans held for sale	(18,699,077)	(74,051,202)
Gain on sale of loans held for sale	(99,325)	(581,574)
Change in other operating assets and liabilities
Mortgage servicing rights	102,521	(203,445)
Other assets	(3,476)	(17,935)
Other liabilities	134,567	77,480

Total adjustments	761,572	(2,015,649)

Net cash provided (used in) by operating activities	1,562,642	(867,696)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of securities available for sale	1,442,673	1,738,623
Purchase of securities available for sale	(3,115,729)	0
Net increase in loans	(12,969,618)	(7,151,136)
Purchase of additional life insurance	0	(381,100)
Capital expenditures	(206,292)	(217,256)

Net cash used in investing activities	(14,848,966)	(6,010,869)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	5,373,667	16,552,270
Net increase (decrease) in short-term borrowings	1,598,139	(33,206)
Principal payments on borrowed funds	(2,000,000)	0
Proceeds from borrowed funds	2,000,000	0
Director and employee stock purchase plans	165,892	137,953
Dividends paid Purchase of treasury stock	(256,571) (3,920)	(254,741) 0

Net cash provided by financing activities	6,877,207	16,402,276

Net (decrease) increase in cash and cash equivalents	(6,409,117)	9,523,711
Cash and cash equivalents at beginning	16,542,020	17,275,228

Cash and cash equivalents at end	$ 10,132,903	$ 26,798,939

Supplemental information:
Cash paid during the period for:
Interest	$ 1,185,365	$ 1,424,013
Income taxes	$ 466,084	$ 587,273
Loans transferred to other real estate	$ 208,888	$ 69,004

See accompanying notes to consolidated financial statements

LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The consolidated financial statements for interim periods are unaudited; however, in the opinion of the management of Luxemburg Bancshares, Inc. (“Company”), all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation have been included. Refer to the Notes to Consolidated Financial Statements which appear in the Company’s Form 10-KSB for the fiscal year ended December 31, 2003 for the Company’s accounting policies which are pertinent to these financial statements.

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

Certain reclassifications have been made to 2003 consolidated financial statements to conform to 2004 classifications.

For purposes of reporting cash flows, the Company considers cash on hand, interest-bearing and non-interest bearing deposits in banks and federal funds sold as cash and cash equivalents.

Earnings per common share are based upon the weighted average number of common shares outstanding.  The weighted average number of shares outstanding was 557,183 for the six month ended June 30, 2004 and 553,133 for the six months ended June 30, 2003. The basic and diluted earnings per share are the same for 2004 and 2003.

Critical Accounting Policies

The Company has established various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of the Company's consolidated financial statements.  The significant accounting policies of the Company are described in the footnotes to the consolidated financial statements contained in the Company's Annual Report on Form 10-KSB and updated as necessary in its Quarterly Reports on Form 10-QSB.  Certain accounting policies involve significant judgments and assumptions by management which may have a material impact on the carrying value of certain assets and liabilities; management considers such accounting policies to be critical accounting policies.  The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances.  Because of the nature of judgments and assumptions made by management, actual results could differ from these judgments and estimates which could have a material impact on the carrying values of assets and liabilities and the results of the operations of the Company.

Management considers the following to be those accounting policies that require significant judgments and assumptions:

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

Collective Loan Impairment.  This component of the allowance for loan losses is based on the following:

The Company makes a significant number of loans, which due to their underlying similar characteristics, are assessed for loss as "homogeneous" pools.  Included in the homogeneous pools are loans from the retail sector and commercial loans under a certain size, which have been excluded from the specific reserve allocation previously discussed.   The Company segments the pools by type of loan and uses historical loss information estimates on each of the total loan type portfolio pools as a loss reserve for each pool.  In previous quarters we had used the historical loss information estimates on the total loan portfolio as a loss reserve for each pool.  We changed this to be more accurate in our loss percentages.

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

The Company has not substantively changed any aspect to its overall approach in the determination of the allowance for loan losses.  Except as described above, there have been no material changes in assumptions or estimation techniques as compared to prior periods that impacted the determination of the current period allowance.  Management recognizes there are significant estimates in the process and the ultimate losses could be significantly different from those currently estimated.

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

Determining the Amount of Current and Deferred Income Taxes

The determination of current and deferred income taxes is based on complex analysis of many factors, including interpretation of federal and state income tax laws, the difference between tax and financial reporting of reversals of temporary differences and current accounting standards.  The federal and state taxing authorities who make assessments based on their determination of tax laws periodically review the Company’s interpretation of federal and state tax laws.  Tax liabilities could differ significantly from the estimates and interpretations used in determining the current and deferred income tax liabilities based on the completion of taxing authority examinations.

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

	Notional Amount
	June 30, 2004	December 31, 2003

Commitments to extend credit	$11,905,000	$11,296,000
Credit card arrangements	1,309,000	1,402,000
Standby letters of credit	936,000	1,525,000

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

The Company’s commitments to sell residential mortgage loans to the secondary market and commitments to fund such loans to individual borrowers represent mortgage derivatives.  Commitments outstanding at June 30, 2004 were $1,291,000.

LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 3: ACCOUNTING CHANGES- Securities Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 105, “Application of Accounting Principles to Loan Commitments” was issued on March 9, 2004 and is effective for commitments to originate mortgage loans to be held for sale that are entered into after March 31, 2004. SAB No. 105 requires that fair-value measurement include only differences between the guaranteed interest rate in the loan commitment and a market interest rate, excluding expected future cash flows related to the customers relationship or loan servicing. Because of the SAB’s limit on the types of cash flows that can be considered in the fair-value measurement, mortgage-loan commitments could be recognized as liabilities if the guaranteed rate in the commitment is less than the market interest rate. In addition, SAB No. 105 requires registrants to disclose their accounting policy for loan commitments pursuant to APB Opinion No. 22, including methods and assumptions used to estimate fair value and any associated hedging strategies, as required by Statement No. 107, Statement No. 133 and Item No. 305 of Regulation S-K (Quantitative and Qualitative Disclosures About Market Risk). The provisions of SAB No. 105 must be applied to loan commitments accounted for as derivatives that are entered into after March 31, 2004.  The implementation of this SAB had a minimal impact on the financial condition or the results of operations of the Company.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

 LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES

Item 2:

SELECTED QUARTERLY FINANCIAL DATA

Three Months Ended June 30,		Six Months Ended June 30,
2004	2003	2004	2003

Net Earnings	$ 438,180	$ 612,104	$801,070	$1,147,953
Average Consolidated Balance Sheet Items:
Loans	139,567,885	120,583,228	134,263,128	118,610,174
Taxable Investment Securities	4,216,796	4,066,207	3,685,182	4,480,976
Fed Funds Sold	523,233	3,110,193	1,972,709	2,984,022
Municipal Loans & Investments	9,642,353	10,627,168	10,047,706	10,529,154
Other Earning Assets	1,961,904	9,955,434	2,414,131	8,107,230
Total Earning Assets	155,912,171	148,342,230	152,382,856	144,711,556
Total Assets	173,217,940	162,065,476	170,062,518	158,064,040
Deposits	126,260,733	136,618,866	125,952,706	136,009,065
Shareholders’ Equity	17,435,443	16,320,969	17,419,023	16,073,256

Key Ratios:
Average Equity to Average Total Assets	10.07%	10.07%	10.24%	10.17%
Return on Average Total Assets	1.02%	1.51%	.95%	1.46%
Return on Average Equity	10.11%	15.04%	9.25%	14.40%
Net Interest Margin	3.99%	3.70%	4.02%	3.74%

NET INTEREST INCOME

Net interest income, the principle source of earnings, is the amount by which interest generated by earning assets exceeds the interest costs of liabilities obtained to fund them. As shown below, net interest income has increased 13% to $1,547,093 for the three months ended June 30, 2004, from $1,369,026 for the three months ended June 30, 2003. Net interest income has increased $371,161 or 13.8% to $3,055,685 for the six months ended June 30, 2004, from $2,684,524 for the six months ended June 30, 2003. Of this increase, $254,084 was attributable to volume and $117,077 was attributable to a decrease in interest rates.  Approximately $48,000 of the volume is due to collection of interest on a non-accrual loan.  As noted above, average assets for the six months ended June 30, 2004 were $170,062,518 compared to average assets for the six months ended June 30, 2003 of $158,064,040.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Interest Income	$ 2,139,610	$ 2,098,525	$ 4,239,058	$ 4,189,559
Interest Expense	592,517	729,499	1,183,373	1,505,035
Net Interest Income	$ 1,547,093	$ 1,369,026	$ 3,055,685	$ 2,684,524

Net Interest Margin	3.99%	3.70%	4.02%	3.74%

RATE/VOLUME ANALYSIS

The impact of changes in volume and interest rates on net interest income for the three and six months ended June 30, 2004 is illustrated in the following table:

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003.

Increase (Decrease) in Net Interest Income
	Net Change	Due To Rate	Due To Volume
Interest Income	$ 41,085	$ (173,650)	$ 214,735
Interest Expense	(136,982)	(199,441)	62,459
Net Interest Income	$ 178,067	$ (25,791)	$ 152,276

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003.

	Increase (Decrease) in Net Interest Income
	Net Change	Due To Rate	Due To Volume
Interest Income	$ 49,499	$ (328,621)	$378,120
Interest Expense	(321,662)	(445,698)	124,036
Net Interest Income	$ 371,161	$ 117,077	$ 254,084

Interest rates on the Bank’s earning assets and interest bearing liabilities were generally lower for the three months and six months ended June 30, 2004 compared to the three months and six months ended June 30, 2003. For the three months ended June 30, 2004 and 2003, average earning assets had an average yield of 5.52% and 5.67%, respectively.  For the six months ended June 30, 2004 and 2003, average earning assets had an average yield of 5.58% and 5.84% respectively.  For the three months ended June 30, 2004 and 2003, average interest bearing liabilities had an average rate of 1.82% and 2.47%, respectively.  For the six months ended June 30, 2004 and 2003, average interest bearing liabilities had an average rate of  1.83% and 2.59%, respectively.  Average earning assets increased 5.1% to $155,912,171 for the three months ended June 30,  2004 compared to $148,342,230 for the three months ended June 30, 2003. Average earning assets increased 5.3%  to $152,382,856 for the six months ended June 30, 2004 compared to the $144,711,556 for the six months ended June 30, 2003.  Interest bearing liabilities increased 10.6% to $131,176,804 for the three months ended June 30, 2004 compared to $118,573,937 for the three months ended June 30, 2003.   Interest bearing liabilities increased 10.9% to $129,843,801 for the six months ended June 30, 2004 compared to $117,128,882 for the six months ended June 30, 2003.

OPERATING RESULTS

Net income for the three months ended June 30, 2004, was $438,180 compared to $612,104 for the three months ended June 30, 2003.  The decrease of $173,924 reflects decreases in loan servicing fee income, mortgage underwriting fees-secondary market and gain on sale of loans resulting from the general slowdown in the mortgage refinancing market during the first quarter of 2004 from the record levels experienced in 2003. Gain on sale of loans, loan service fee income and mortgage underwriting fees-secondary market decreased $340,520, $128,702, and $119,076 respectively for the three months ended June 30, 2004  compared to the three months ended June 30, 2003.  The increase in net interest income of $178,067 for the three months ended June 30, 2004, compared to the three months ended June 30, 2003 is discussed in “Net Interest Income” and “Rate/Volume Analysis” elsewhere in this report.

Total operating expenses increased 9.2% from $1,333,496 for the three months ended June 30, 2003 to $1,456,821 for the three months ended June 30, 2004.  Salaries and related benefits increased 9.0% to $856,209 for the three months ended June 30, 2004 compared to $785,827 for the three months ended June 30, 2003. Increases over 2003 salaries were due to the following:  annual raises, the addition of eight full-time equivalent employees, annual increase in insurance and more employees using health insurance benefits. Data processing expense increased $41,023 or 103.8% to $80,548 for the three months ended June 30, 2004 compared to $39,525 for the three months ended June 30, 2003. The increase was mostly due to $30,000 of prepaid technology consulting hours being expensed to correct an error.  Finally, other operating expenses for the three months ended June 30, 2004 decreased $27,099 or 8.0% to $312,521 from $339,620 for the three months ended June 30, 2003 due primarily due to decreases in sales and use tax, professional fees, and other real estate expenses.

Net income for the six months ended June 30, 2004, was $801,070 compared to $1,147,953 for the six months ended June 30, 2003. The decrease of $346,883 reflects decreases in loan servicing fees income, mortgage underwriting fees-secondary market and gain on sale of loans resulting from the general slowdown in the mortgage refinancing market during the first quarter of 2004 from the record levels experienced in 2003. Gain on sale of loans, loan service fee income and mortgage underwriting fees-secondary market decreased $482,249, $220,742, and $255,968 respectively for the six months ended June 30, 2004 versus the comparable period in 2003.  The increase in net interest income of $371,161 for the six months ended June 30, 2004, compared to the three months ended June 30, 2003 is discussed in “Net Interest Income” and “Rate/Volume Analysis” elsewhere in this report.

Total operating expenses increased 12.9% from $2,488,084 for the six months ended June 30, 2003 to $2,809,271 for the six months ended June 30, 2004. Salaries and related benefits increased 12.1% to $1,674,680 for the six months ended June 30, 2004 compared to $1,493,371 for the six months ended June 30, 2003. Increases over 2003 salaries were due to the following:  annual raises, the addition of 8 full-time equivalent employees, annual increase in insurance and more employees using health insurance.  Data processing expense increased 24.3% to $138,007 for the six months ended June 30, 2004 compared to $111,041 for the six months ended June 30, 2003.  Equipment rentals, depreciation, and maintenance for the six months ended June 30, 2004 increased 16.6% to $219,904 compared to $188,525 for the six months ended June 30, 2003.   Other operating expenses for the six months ended June 30, 2004 increased 4.5% to $577,894 from $553,271 for the six months ended June 30, 2003 primarily due to increased accounting fees and collection expenses.

STATE INCOME TAX AUDIT

Like many financial institutions located in Wisconsin, the Bank transferred investment securities to a Nevada investment subsidiary, which now holds and manages those assets.  The investment subsidiary has not filed returns with, or paid income or franchise taxes to, the State of Wisconsin.  The Wisconsin Department of Revenue (the “Department”) recently implemented a program to audit Wisconsin financial institutions which formed investment subsidiaries located in Nevada.  The Department has generally indicated that it will assess income or franchise taxes on the income of the Nevada investment subsidiaries of Wisconsin banks.  The Bank is currently undergoing such an audit; however, the Department has not yet issued an assessment to the Bank.

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

At June 30, 2004 the Company had loans of $15,000 past due 90 days or more that were still accruing interest as compared to $15,000 for June 30, 2003.  At June 30, 2004 the Company had two loans that met the definition of “Troubled Debt Restructuring”.  At June 30, 2003 the Company had one loan that met the definition of “Troubled Debt Restructuring”.  At June 30, 2003 the Company had four loans totaling $1,041,825 considered impaired under SFAS Nos 114 & 118.  Nine loans totaling $3,719,000 were considered to be impaired under SFAS Nos. 114 & 118 as of June 30, 2004.  In July 2004, one large impaired loan of approximately $723,000, which was specifically reserved for in the allowance estimate, was written off against the allowance for loan loss.  Due to the loan being specifically reserved for in the estimate of the allowance for loan loss adequacy, the Company does not anticipate any material impact to our earnings in the third quarter or any subsequent quarter as a result of this write-off.  The Bank had $2,350,000 of non-accrual loans at June 30, 2004 and $3,133,000 of non-accrual loans at June 30, 2003.

During the three months ended June 30, 2004 $75,000 was charged to the provision for loan losses and June 30, 2003, $150,000 was charged to the provision for loan losses. At June 30, 2004 the allowance was $1,840,000 or 1.26% of total loans. This compares to an allowance of $1,741,000 or 1.40% of total loans as of June 30, 2003.  For the three months ended June 30, 2004 the Bank had net charge-offs of $186,000 compared to net charge-offs of $27,000 for the three months ended June 30, 2003.  For the six months ended June 30, 2004 the Bank had net charge-offs of $190,000 compared to net charge-offs of $28,000 for the six months ended June 30, 2003.

The following table summarizes loan charge-offs and recoveries by type of loan for the three months ended June 30, 2004 and 2003:

Loan Type	June 30, 2004		June 30, 2003
	Charge-Off	Recovery	Charge-Off	Recovery

Real Estate	$ 0	$ 0	$ 0	$ 1,000
Commercial and Industrial	175,000	0	39,000	0
Agricultural	0	0	0	5,000
Consumer	18,000	7,000	14,000	20,000

TOTALS	$ 193,000	$ 7,000	$ 53,000	$ 26,000

The following table summarizes loan charge-offs and recoveries by type of loan for the six months ended June 30, 2004 and 2003:

Loan Type	June 30, 2004		June 30, 2003
	Charge-Off	Recovery	Charge-Off	Recovery

Real Estate	$ 0	$ 0	$ 0	$ 1,000
Commercial and Industrial	182,000	0	42,000	0
Agricultural	0	0	0	5,000
Consumer	20,000	12,000	17,000	25,000

TOTALS	$ 202,000	$ 12,000	$ 59,000	$ 31,000

The Bank has allocated its allowance for loan losses at the end of each period presented as follows:

	June 30, 2004		June 30, 2003
Balance at End of Period Applicable to:	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans

Commercial and agricultural	$ 137,000	69%	$1,149,000	65%
Real Estate-construction	0	3%	5,000	3%
Real Estate-mortgage	1,000	12%	27,000	16%
Consumer	53,000	16%	105,000	16%
Total Domestic	191,000	100%	1,286,000	100%

National & Local Economic Trend Allocation	100,000		0
Specific Loan Allocation	1,255,000		0
Unallocated	294,000		455,000

TOTALS	$ 1,840,000	100%	$ 1,741,000	100%

LIQUIDITY AND INTEREST RATE SENSITIVITY

The Company must maintain an adequate liquidity position in order to respond to the short-term demand for funds caused by withdrawals from deposit accounts, extensions of credit and for the payment of operating expenses.  Maintaining this position of adequate liquidity is accomplished through the management of a combination of liquid assets; those which can be converted into cash and access to additional sources of funds.  Primary liquid assets of the Company are cash and due from banks, interest bearing deposits, federal funds sold, investments held as “available for sale” and maturing loans. Federal funds purchased and loans from the Federal Home Loan Bank system represent the Company’s primary source of immediate liquidity and were maintained at a level to meet immediate needs.  Federal Funds Sold averaged approximately $523,233 and $3,110,193 for the three months ended June 30, 2004 and 2003, respectively.   The Company has shifted from a Federal Funds Sold position to a Federal Funds Purchased position for the majority of days in the second quarter of 2004.  Federal Funds Purchased have averaged $812,628 for the second quarter of 2004. Maturities in the Company’s loan and investment portfolios are monitored regularly to avoid matching short-term deposits with long-term loans and investments. Other assets and liabilities are also monitored to provide the proper balance between liquidity, safety, and profitability.  This monitoring process must be continuous due to the constant flow of cash that is inherent in a financial institution.

The Company actively manages its interest rate sensitive assets and liabilities to reduce the impact of interest rate fluctuations. In addition, the Bank monitors the interest rates paid on certificates of deposit as advertised by its competitors and strives to pay competitive interest rates to retain and attract certificates of deposit. Should competitive pressures dictate, the Bank may have to increase rates paid to retain the certificates of  deposit that mature in the next year and any increase in interest rates paid on certificates of deposit may reduce future Company earnings. The Bank also monitors the assets and liabilities that reprice each month to determine the impact on future earnings from anticipated repricings. At June 30, 2004 the Company’s rate sensitive liabilities exceed rate sensitive assets due within one year by $7,308,000.

As part of managing liquidity, the Company monitors its loan to deposit ratio on a daily basis.  At June 30, 2004 the ratio was 96%.

The Company experienced a decrease in cash and cash equivalents, its primary source of liquidity, of $6,409,117 for the six months ended June 30, 2004. The primary source of cash flow for the six months ended June 30, 2004 was cash provided by financing activities of $6,877,207 which consisted primarily of an increase in deposits of $5,373,667. Cash outflow for the six months ended June 30, 2004 was primarily an increase in loans of $12,969,618.  The Company’s management believes its liquidity sources are adequate to meet its operating needs and does not know of any trends, events or uncertainties that may result in a significant adverse effect on the Company’s operations or liquidity position.

The following table illustrates the projected maturities and the repricing mechanisms of the major asset/liability categories of the Company as of June 30, 2004, based on certain assumptions. No prepayment rate assumptions have been made for the loan portfolio.  Maturities and repricing dates for investments have been projected by applying the assumptions set forth below to contractual maturities and repricing dates.

	1 Year or Less	1 - 5 Years	5 – 10 Years	After 10 Years

Interest Earning Assets:
Short Term Investments	$ 160,000
Investment Securities	$ 1,222,000	$ 6,705,000	$ 4,342,000	$ 437,000
Loans
Variable Rate	$ 37,411,000	$ 516,000
Real Estate- Construction	$ 3,570,000	$ 28,000
Real Estate-Other	$ 4,847,000	$ 11,098,000	$ 263,000	$ 386,000
Commercial and Industrial	$ 20,232,000	$ 30,328,000	$ 281,000	$ 2,961,000
Agricultural	$ 2,927,000	$ 4,748,000	$ -0-	$ 224,000
Consumer	$ 3,795,000	$ 18,797,000	$ 313,000	$ 49,000
Municipal	$ -0-	$ -0-	$ 446,000	$ 1,236,000
Other	$ 552,000	$ -0-	$ -0-	$ -0-

Total Interest Earning Assets	$74,716,000	$72,220,000	$ 5,645,000	$ 5,293,000

Interest Bearing Liabilities:
Interest Bearing Demand				$ 9,532,000
Savings Deposits	$ 10,781,000			$25,155,000
Money Market Accounts	$ 1,580,000			$ 3,688,000
Certificates of Deposit	$ 48,773,000	$ 9,290,000
Jumbo CD’s	$ 18,021,000	$ 3,180,000
Other	$ 2,869,000	$ 1,000,000	-0-	-0-

Total Interest Bearing Liabilities	$82,024,000	$ 13,470,000	-0-	$38,375,000

Interest Sensitivity Gap per Period	$ (7,308,000)	$58,750,000	$ 5,645,000	$(33,082,000)

Cumulative Interest Sensitivity Gap	$ (7,308,000)	$51,442,000	$57,087,000	$ 24,005,000

Interest Sensitivity Gap as a Percentage of Earning Assets	(4.6%)	37.2%	3.6%	(21.0%)

Cumulative Sensitivity Gap as a Percentage of Earning Assets	(4.6%)	32.6%	36.2%	15.2%

OFF-BALANCE SHEET ARRANGEMENTS

At June 30, 2004, there have been no substantive changes with respect to the Company’s off-balance sheet activities.  See Note 2 to the Consolidated Financial Statements for a description of the Company’s financial instruments with off-balance sheet risk.  Based upon the off-balance sheet arrangements with which it is presently involved, the Company does not believe that such off-balance sheet arrangements either have, or are reasonably likely to have, a material impact on its current or future financial condition, results of operations, liquidity or capital.

Item 3.

  Controls and Procedures

(a)

The Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchanged Act) as of June 30, 2004.  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer has each concluded that the Company’s disclosure controls and procedures are effective to timely alert them to material information relating to the Company (including its consolidated subsidiaries) required to be included in Company’s filings under the Securities and Exchange Act of 1934, as amended.

(b)

There were no significant changes in the Company’s internal controls or in other factors that could materially affect the controls subsequent to the date of their evaluation.

PART II - OTHER INFORMATION

Item 2.     Changes in Securities and Small Business Issuer Purchases of Equity Securities

During the quarter ended June 30, 2004, the Company did not sell any equity securities which were not registered under the Securities Act or repurchase any of its equity securities.

Item 4.     Submission of Matters to a Vote of Security Holders

  The annual meeting of Luxemburg Bancshares, Inc. was held on April 27, 2004.  The following four directors were elected: Willard Marchant, John Slatky, Donald Pritzl, and Stephen Seidl.  Willard Marchant received 436,856 shares for, 5,676 against and 1,551 abstained.  John Slatky received 440,500 shares for, 2,032 against and 1,551 abstained.  Donald Pritzl received 437,720 shares for, 3,612 against and 2,751 abstained.  Stephen Seidl received 438,742 for, 3,790 against and 1,551 abstained.

Item 6.     Exhibits and reports on Form 8-K

   (a)  Exhibits

31.1

Rule 13a-14(a) Certification of CEO

31.2

Rule 13a-14(a) Certification of CFO

32.1

Section 1350 Certification of CEO

32.2

Section 1350 Certification of CFO

                 (b) Reports on Form 8-K

During the quarter ended June 30, 2004, the registrant filed no report on Form 8-K.

SIGNATURES

In accordance with the requirements of the Exchange Act , the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LUXEMBURG BANCSHARES, INC. (Registrant)

/s/ John A. Slatky	/s/ Sheri L. Knope
John A. Slatky, President and Chief Executive Officer	Sheri L. Knope, Treasurer/CFO

Date August 11, 2004	Date August 11, 2004