Form 10QSB
period 2004-09-30
LUXEMBURG BANCSHARES INC
filed 2004-11-15
CIK 1037265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington. D. C. 20549

Form 10-QSB

(Mark One)
[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004.
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [x]   No  [  ]

State the number of shares outstanding of each issuer’s classes of common equity, as of October 31, 2004:

557,762 shares were outstanding.

Transitional Small Business Disclosure Format (check one):  Yes  [     ]   No  [   X  ]

LUXEMBURG BANCSHARES, INC.

INDEX

Page No.
PART I - FINANCIAL INFORMATION

Item 1- Financial Statements (Unaudited)
Consolidated Balance Sheets – September 30, 2004 and December 31, 2003	3

Consolidated Statements of Income – Three Months & Nine
Months Ended September 30, 2004 and 2003	4

Consolidated Condensed Statements of Changes
in Stockholders’ Equity - Nine Months Ended
September 30, 2004 and 2003	5

Consolidated Statements of Cash Flow – Nine Months
Ended September 30, 2004 and 2003	6

Notes to Consolidated Financial Statements	7-10

Item 2 - Management’s Discussion and Analysis or
Plan of Operation	11-16

Item 3- Controls and Procedures	17

PART II – OTHER INFORMATION

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 6 – Exhibits and Reports on Form 8-K	18

SIGNATURES	18

LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - (UNAUDITED)

ASSETS
	September 30, 2004	December 31, 2003

Cash and due from banks	$ 9,619,806	$ 7,957,449
Interest-bearing deposits	942,320	4,534,571
Federal funds sold	853,000	4,050,000

Cash and cash equivalents	11,415,126	16,542,020

Investment securities available for sale-stated at fair value	13,174,594	11,325,780
Loans held for sale	80,000	488,500

Total loans	149,887,995	133,448,369
Allowance for loan losses	(1,692,384)	(1,880,021)
Net loans	148,195,611	131,568,348

Premises and equipment	2,944,569	2,952,800
Other investments at cost	557,718	546,301
Mortgage servicing rights, net	884,143	1,094,505
Other assets	3,844,200	3,500,849

TOTAL ASSETS	$ 181,095,961	$ 168,019,103

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:

Non-interest-bearing deposits	$ 23,821,211	$ 22,259,902
Interest-bearing deposits	134,216,089	124,742,761
Total deposits	158,037,300	147,002,663

Short-term borrowings	221,193	270,737
Borrowed funds	3,000,000	2,000,000
Other liabilities	2,020,846	1,766,348

Total liabilities	163,279,339	151,039,748

STOCKHOLDERS’ EQUITY:

Common stock- $1.00 par value:
Authorized - 2,400,000 shares, Issued – 586,044 shares in 2004 and 580,769 shares in 2003	586,044	580,769
Capital surplus	4,539,306	4,378,689
Retained earnings	12,716,918	11,977,127
Accumulated other comprehensive income	370,433	434,929
Treasury stock at cost – 28,282 shares in 2004 and 28,184 shares in 2003	(396,079)	(392,159)

Total stockholders’ equity	17,816,622	16,979,355

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 181,095,961	$ 168,019,103

See accompanying notes to consolidated financial statements.

LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME - (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
INTEREST INCOME:

Interest and fees on loans	$ 2,146,259	$ 1,871,123	$ 6,084,297	$ 5,648,084
Interest on investment securities:
Taxable	46,463	36,853	114,042	152,253
Tax-exempt	90,409	101,051	277,652	305,107
Other interest and dividend income	16,946	61,230	63,144	154,372

Total interest income	2,300,077	2,070,257	6,539,135	6,259,816

INTEREST EXPENSE:

Deposits	587,447	646,187	1,719,748	2,053,304
Short-term borrowings	4,607	37,897	8,504	102,018
Borrowed funds	12,321	0	59,496	33,797

Total interest expense	604,375	684,084	1,787,748	2,189,119

Net interest income	1,695,702	1,386,173	4,751,387	4,070,697
Provision for loan losses	575,000	150,000	725,000	450,000

Net interest income after provision for loan losses	1,120,702	1,236,173	4,026,387	3,620,697

OTHER INCOME:

Service charges on deposit accounts	180,820	111,344	430,621	293,715
Loan fees	70,151	45,097	173,085	87,626
Mortgage underwriting fees - Secondary market	1,163	99,890	85,443	440,138
Loan servicing fee income	34,453	135,410	139,888	461,587
Gain on sale of loans	28,629	282,540	127,954	864,114
Commissions and managed fees	103,399	79,945	308,370	243,679
Other operating income	107,793	84,186	288,388	245,390

Total other income	526,408	838,412	1,553,749	2,636,249

OPERATING EXPENSES:

Salaries and related benefits	861,250	801,418	2,535,930	2,294,789
Net occupancy expense	92,056	79,588	290,842	221,464
Equipment rentals, depreciation, and maintenance	115,667	104,324	335,571	292,849
Data processing	68,028	51,092	206,035	162,133
Other operating expenses	291,217	293,316	869,111	846,587

Total operating expenses	1,428,218	1,329,738	4,237,489	3,817,822

Income before provision for income taxes	218,892	744,847	1,342,647	2,439,124
Provision for income taxes	23,600	233,169	346,285	779,493

Net income	$ 195,292	$ 511,678	$ 996,362	$ 1,659,631
Basic and diluted earnings per common share	$0.35	$0.93	$1.79	$3.00
Dividends per common share	$0.00	$0.00	$0.46	$0.46

See accompanying notes to consolidated financial statements

LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF

CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Nine Months Ended September 30, 2004		Nine Months Ended September 30, 2003
	Shares	Equity Total	Shares	Equity Total

Balance – Beginning of period	580,769	$ 16,979,355	575,557	$ 15,355,139

Issuance of common stock	5,275	$ 165,892	5,212	$ 137,953
Purchase of treasury stock		$ (3,920)		$ (48,000)
Comprehensive income:
Net income		$ 996,362		$ 1,659,631
Other comprehensive income - Change in net unrealized gain on securities available for sale		(64,496)		(57,177)

Total comprehensive income		931,866		1,602,454

Dividends paid		256,571		254,741

Balance - End of period	586,044	$ 17,816,622	580,769	$ 16,792,805

See accompanying notes to consolidated financial statements

LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

(UNAUDITED)

	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 996,362	$ 1,659,631
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	270,167	235,626
Accretion of discounts on securities	6,132	(11,626)
Amortization of premiums on securities	1,199	8,788
Provision for loan losses	725,000	450,000
Stock dividend on other investments at cost	(18,000)	(21,800)
Proceeds from sales of loans held for sale	22,403,467	100,587,175
Originations of loans held for sale	(21,867,013)	(99,395,661)
Gain on sale of loans held for sale	(127,954)	(864,114)
Change in other operating assets and liabilities
Mortgage servicing rights	210,362	(234,810)
Other assets	(127,879)	(97,145)
Other liabilities	287,502	126,201

Total adjustments	1,762,983	782,634

Net cash provided by operating activities	2,759,345	2,442,265

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of securities available for sale	1,522,081	2,457,437
Purchase of securities available for sale	(3,475,729)	0
Net increase in loans	(17,561,151)	(11,290,324)
Purchase of additional life insurance	0	(681,100)
Capital expenditures	(261,936)	(547,106)
Purchase of investment at cost	0	(37,000)

Net cash used in investing activities	(19,776,735)	(10,098,093)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	11,034,639	9,282,911
Net decrease in short-term borrowings	(49,544)	(433,868)
Principal payments on borrowed funds	(2,000,000)	(2,000,000)
Proceeds from borrowed funds	3,000,000	0
Director and employee stock purchase plans	165,892	137,953
Dividends paid Purchase of treasury stock	(256,571) (3,920)	(254,741) (48,000)

Net cash provided by financing activities	11,890,496	6,684,255

Net decrease in cash and cash equivalents	(5,126,894)	(971,573)
Cash and cash equivalents at beginning	16,542,020	17,275,228

Cash and cash equivalents at end	$ 11,415,126	$16,303,655

Supplemental information:
Cash paid during the period for:
Interest	$ 1,752,483	$ 2,070,200
Income taxes	$ 439,041	$ 792,016
Loans transferred to other real estate	$ 208,888	$ 149,004

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

Earnings per common share are based upon the weighted average number of common shares outstanding.  The weighted average number of shares outstanding was 557,762 for the three months ended September 30, 2004 and 553,159 for the three months ended September 30, 2003.  The weighted average number of shares outstanding was 557,378 for the nine months ended September 30, 2004 and 553,142 for the nine months ended September 30, 2003. The basic and diluted earnings per share were the same for both periods in 2004 and 2003.

NOTE 2:  CRITICAL ACCOUNTING POLICIES

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

NOTE 3: FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

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

	Notional Amount
	September 30, 2004	December 31, 2003

Commitments to extend credit	$13,827,000	$11,296,000
Credit card arrangements	1,311,000	1,402,000
Standby letters of credit	1,124,000	1,525,000

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

The Company’s commitments to sell residential mortgage loans to the secondary market and commitments to fund such loans to individual borrowers represent mortgage derivatives.  Commitments outstanding at September 30, 2004 were $1,246,000.

LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 4: ACCOUNTING CHANGES- Securities Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 105, “Application of Accounting Principles to Loan Commitments” was issued on March 9, 2004 and is effective for commitments to originate mortgage loans to be held for sale that are entered into after March 31, 2004. SAB No. 105 requires that fair-value measurement include only differences between the guaranteed interest rate in the loan commitment and a market interest rate, excluding expected future cash flows related to the customers relationship or loan servicing. Because of the SAB’s limit on the types of cash flows that can be considered in the fair-value measurement, mortgage-loan commitments could be recognized as liabilities if the guaranteed rate in the commitment is less than the market interest rate. In addition, SAB No. 105 requires registrants to disclose their accounting policy for loan commitments pursuant to APB Opinion No. 22, including methods and assumptions used to estimate fair value and any associated hedging strategies, as required by Statement No. 107, Statement No. 133 and Item No. 305 of Regulation S-K (Quantitative and Qualitative Disclosures About Market Risk). The provisions of SAB No. 105 must be applied to loan commitments accounted for as derivatives that are entered into after March 31, 2004.  The implementation of this SAB had a minimal impact on the financial condition or the results of operations of the Company.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

 LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES

Item 2:

SELECTED QUARTERLY FINANCIAL DATA

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003

Net Earnings	$ 195,292	$ 511,678	$996,362	$1,659,631
Average Consolidated Balance Sheet Items:
Loans	145,120,580	121,975,221	137,896,528	119,747,400
Taxable Investment Securities	4,920,422	3,213,451	4,099,494	4,053,836
Fed Funds Sold	340,931	7,970,125	1,423,077	4,669,751
Municipal Loans & Investments	10,044,817	10,433,373	10,046,016	10,496,917
Other Earning Assets	1,019,875	7,929,792	1,921,264	8,063,937
Total Earning Assets	161,446,625	151,521,962	155,386,379	147,031,841
Total Assets	178,233,041	167,540,834	172,791,099	161,276,979
Deposits	132,416,609	118,107,110	128,117,105	114,677,683
Shareholders’ Equity	17,923,779	16,669,656	17,587,275	16,272,056

Key Ratios:
Average Equity to Average Total Assets	10.06%	9.95%	10.18%	10.09%
Return on Average Total Assets	.44%	1.21%	.77%	1.38%
Return on Average Equity	4.33%	12.18%	7.57%	13.64%
Net Interest Margin	4.18%	3.63%	4.07%	3.70%

NET INTEREST INCOME

Net interest income, the principle source of earnings, is the amount by which interest generated by earning assets exceeds the interest costs of liabilities obtained to fund them. As shown below, net interest income has increased 22% to $1,695,702 for the three months ended September 30, 2004, from $1,386,173 for the three months ended September 30, 2003. Net interest income has increased 17% to $4,751,387 for the nine months ended September 30, 2004, from $4,070,697 for the nine months ended September 30, 2003. Of this increase, $484,473 was attributable to volume and $196,217 was attributable to a change in interest rates.  Approximately $48,000 of the volume is due to collection of interest on a non-accrual loan.  As noted above, average assets for the nine months ended September 30, 2004 were $172,791,099 compared to average assets for the nine months ended September 30, 2003 of $161,276,979.

	Three Months Ended		Nine Months Ended
	September 30,		September 30
	2004	2003	2004	2003

Interest Income	$ 2,300,077	$ 2,070,257	$ 6,539,135	$ 6,259,816
Interest Expense	604,375	684,084	1,787,748	2,189,119
Net Interest Income	$ 1,695,702	$ 1,386,173	$ 4,751,387	$ 4,070,697

Net Interest Margin	4.18%	3.63%	4.07%	3.70%

RATE/VOLUME ANALYSIS

The impact of changes in volume and interest rates on net interest income for the three and nine months ended September 30, 2004 is illustrated in the following table:

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003.

Increase (Decrease) in Net Interest Income
	Net Change	Due To Rate	Due To Volume
Interest Income	$ 229,820	$ (36,765)	$ 266,585
Interest Expense	(79,709)	(132,743)	53,034
Net Interest Income	$ 309,529	$ 95,978	$ 213,551

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003.

Increase (Decrease) in Net Interest Income
	Net Change	Due To Rate	Due To Volume
Interest Income	$ 279,319	$ (381,933)	$ 661,252
Interest Expense	(401,371)	(578,150)	176,779
Net Interest Income	$ 680,690	$ 196,217	$ 484,473

Interest rates on the Bank’s earning assets and interest bearing liabilities were generally lower for the three months and nine months ended September 30, 2004 compared to the three months and nine months ended September 30, 2003. For the three months ended September 30, 2004 and 2003, average earning assets had an average yield of 5.67% and 5.42%, respectively.  For the nine months ended September 30, 2004 and 2003, average earning assets had an average yield of 5.61% and 5.69% respectively.  For the three months ended September 30, 2004 and 2003, average interest bearing liabilities had an average rate of 1.77% and 2.23%, respectively.  For the nine months ended September 30, 2004 and 2003, average interest bearing liabilities had an average rate of 1.81% and 2.47%, respectively.  Average earning assets increased 6.5% to $161,446,625 for the three months ended September 30, 2004 compared to $151,521,962 for the three months ended September 30, 2003. Average earning assets increased 5.7% to $155,386,379 for the nine months ended September 30, 2004 compared to the $147,031,841 for the nine months ended September 30, 2003.  Interest bearing liabilities increased 11.6% to $135,749,644 for the three months ended September 30, 2004 compared to $121,607,195 for the three months ended September 30, 2003.   Interest bearing liabilities increased 11.1% to $131,821,565 for the nine months ended September 30, 2004 compared to $118,635,089 for the nine months ended September 30, 2003.

OPERATING RESULTS

Net income for the three months ended September 30, 2004, was $195,292 compared to $511,678 for the three months ended September 30, 2003.  The decrease of $316,386 reflects a $500,000 provision for loan losses made for the third quarter above and beyond the normal monthly loan loss provisions, as well as decreases in loan servicing fee income, mortgage underwriting fees-secondary market and gain on sale of loans resulting from the general slow down in the mortgage refinancing market during 2004 from the record levels experienced in 2003.  On October 26, 2004, the Board of Directors of the Company’s wholly-owned subsidiary, Bank of Luxemburg, authorized an additional provision for loan losses of $500,000 above and beyond the normal monthly loan loss provision.  The additional provision relates to commercial loans to two separate customers and was taken in response to a recent regulatory examination.  The additional charge is reflected in operating results for the Company’s third fiscal quarter and is not expected to result in any future cash expenditures by the Company.  Gain on sale of loans, loan service fee income and mortgage underwriting fees-secondary market decreased $253,911, $100,957, and $98,727 respectively for the three months ended September 30, 2004 compared to the three months ended September 30, 2003.  The increase in net interest income of $309,529 for the three months ended September 30, 2004, compared to the three months ended September 30, 2003 is discussed in “Net Interest Income” and “Rate/Volume Analysis” elsewhere in this report.

Total operating expenses increased 7.4% from $1,329,738 for the three months ended September 30, 2003 to $1,428,218 for the three months ended September 30, 2004.  Salaries and related benefits increased 7.5% to $861,250 for the three months ended September 30, 2004 compared to $801,418 for the three months ended September 30, 2003. Increases over 2003 salaries were due to the following:  annual raises, the addition of three full-time equivalent employees, annual increase in insurance and more employees using health insurance benefits. Data processing expense increased $16,936 or 33.1% to $68,028 for the three months ended September 30, 2004 compared to $51,092 for the three months ended September 30, 2003. The increase was primarily due to data processing expenses related to outsourcing statement production and increased automated teller machine expenses.

Net income for the nine months ended September 30, 2004, was $996,362 compared to $1,659,631 for the nine months ended September 30, 2003. The decrease of $663,269 reflects the $500,000 provision for loan losses made for third quarter above and beyond the normal monthly loan loss provisions and also the decreases in loan servicing fee income, mortgage underwriting fees-secondary market and gain on sale of loans resulting from the general slow down in the mortgage refinancing market during 2004 from the record levels experienced in 2003.  Gain on sale of loans, loan service fee income and mortgage underwriting fees-secondary market decreased $736,160, $321,699, and $354,695 respectively for the nine months ended September 30, 2004 versus the comparable period in 2003.  The increase in net interest income of $405,690 for the nine months ended September 30, 2004, compared to the nine months ended September 30, 2003 is discussed in “Net Interest Income” and “Rate/Volume Analysis” elsewhere in this report.

Total operating expenses increased 11.0% from $3,817,822 for the nine months ended September 30, 2003 to $4,237,489 for the nine months ended September 30, 2004. Salaries and related benefits increased 10.5% to $2,535,930 for the nine months ended September 30, 2004 compared to $2,294,789 for the nine months ended September 30, 2003. Increases over 2003 salaries were due to the following:  annual raises, the addition of five full-time equivalent employees, annual increase in insurance and more employees using health insurance.  Net occupancy expense increased 31.3% from $221,464 for the nine months ended September 30, 2003 to $290,842 for the nine months ended September 30, 2004 mostly due to the addition of the Algoma and the Forestville branches in late 2003 and early 2004, respectively.  Data processing expense increased 27.1% to $206,035 for the nine months ended September 30, 2004 compared to $162,133 for the nine months ended September 30, 2003.  Equipment rentals, depreciation, and maintenance for the nine months ended September 30, 2004 increased 14.6% to $335,571 compared to $292,849 for the nine months ended September 30, 2003.   Other operating expenses for the nine months ended September 30, 2004 increased 2.7% to $869,111 from $846,587 for the nine months ended September 30, 2003.

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

At September 30, 2004 the Company had loans of $8,000 past due 90 days or more that were still accruing interest as compared to $10,000 for September 30, 2003.  At September 30, 2004 the Company had two loans that met the definition of “Troubled Debt Restructuring”.  At September 30, 2003 the Company had one loan that met the definition of “Troubled Debt Restructuring”.  At September 30, 2003 the Company had five loans considered impaired for $800,000 under SFAS Nos 114 & 118.  Nine loans were considered to be impaired for $1,168,000 under SFAS Nos. 114 & 118 as of September 30, 2004.  The Bank had $1,517,000 of non-accrual loans at September 30, 2004 and $4,303,000 of non-accrual loans at September 30, 2003.

During the three months ended September 30, 2004 and September 30, 2003,  $575,000 and $150,000 was charged to the provision for loan losses. On October 26, 2004, the Board of Directors of the Company’s wholly-owned subsidiary, Bank of Luxemburg, authorized an additional provision for loan losses of $500,000 above and beyond the normal monthly loan loss provision.  The additional provision relates to commercial loans to two separate customers and was taken in response to a recent regulatory examination.  At September 30, 2004 the allowance was $1,692,000 or 1.13% of total loans. This compares to an allowance of $1,829,000 or 1.43% of total loans as of September 30, 2003.  For the three months ended September 30, 2004 the Bank had net charge-offs of $727,000 compared to net charge-offs of $63,000 for the three months ended September 30, 2003.  For the nine months ended September 30, 2004 the Bank had net charge-offs of $913,000 compared to net charge-offs of $90,000 for the nine months ended September 30, 2003.

The following table summarizes loan charge-offs and recoveries by type of loan for the three months ended September 30, 2004 and 2003:

Loan Type	September 30, 2004		September 30, 2003
	Charge-Off	Recovery	Charge-Off	Recovery

Real Estate	$ 0	$ 0	$ 19,000	$ 0
Commercial and Industrial	730,000	0	42,000	0
Agricultural	0	0	0	0
Consumer	7,000	10,000	8,000	6,000

TOTALS	$ 737,000	$ 10,000	$ 69,000	$ 6,000

The following table summarizes loan charge-offs and recoveries by type of loan for the nine months ended September 30, 2004 and 2003:

Loan Type	September 30, 2004		September 30, 2003
	Charge-Off	Recovery	Charge-Off	Recovery

Real Estate	$ 0	$ 0	$ 19,000	$ 1,000
Commercial and Industrial	905,000	0	81,000	0
Agricultural	0	0	0	0
Consumer	25,000	17,000	22,000	31,000

TOTALS	$ 930,000	$ 17,000	$ 122,000	$ 32,000

The Bank has allocated its allowance for loan losses at the end of each period presented as follows:

	September 30, 2004	September 30, 2003

Balance at End of Period Applicable to:	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans

Commercial and agricultural	$ 329,000	69%	$ 115,000	67%
Real Estate-construction	0	3%	6,000	3%
Real Estate-mortgage	0	12%	24,000	13%
Consumer	123,000	16%	30,000	17%
Total Domestic	452,000	100%	175,000	100%

National & Local Economic Trend Allocation	50,000		0
Specific Loan Allocation	1,168,000		865,000
Unallocated	22,000		789,000

TOTALS	$ 1,692,000	100%	$ 1,829,000	100%

LIQUIDITY AND INTEREST RATE SENSITIVITY

The Company must maintain an adequate liquidity position in order to respond to the short-term demand for funds caused by withdrawals from deposit accounts, extensions of credit and for the payment of operating expenses.  Maintaining this position of adequate liquidity is accomplished through the management of a combination of liquid assets; those which can be converted into cash and access to additional sources of funds.  Primary liquid assets of the Company are cash and due from banks, interest bearing deposits, federal funds sold, investments held as “available for sale” and maturing loans. Federal funds purchased and loans from the Federal Home Loan Bank system represent the Company’s primary source of immediate liquidity and were maintained at a level to meet immediate needs.  Federal Funds Sold averaged approximately $340,931 and $7,970,125 for the three months ended September 30, 2004 and 2003, respectively.   The Company has shifted from a Federal Funds Sold position to a Federal Funds Purchased position for the majority of days in the third quarter of 2004.  Federal Funds Purchased have averaged $836,645 for the third quarter of 2004. Maturities in the Company’s loan and investment portfolios are monitored regularly to avoid matching short-term deposits with long-term loans and investments. Other assets and liabilities are also monitored to provide the proper balance between liquidity, safety, and profitability.  This monitoring process must be continuous due to the constant flow of cash that is inherent in a financial institution.

The Company actively manages its interest rate sensitive assets and liabilities to reduce the impact of interest rate fluctuations. In addition, the Bank monitors the interest rates paid on certificates of deposit as advertised by its competitors and strives to pay competitive interest rates to retain and attract certificates of deposit. Should competitive pressures dictate, the Bank may have to increase rates paid to retain the certificates of deposit that mature in the next year and any increase in interest rates paid on certificates of deposit may reduce future Company earnings. The Bank also monitors the assets and liabilities that reprice each month to determine the impact on future earnings from anticipated repricings. At September 30, 2004 the Company’s rate sensitive assets exceed rate sensitive liabilities due within one year by $1,952,000 based on certain assumptions.

The Company experienced a decrease in cash and cash equivalents, its primary source of liquidity, of $5,126,894 for the nine months ended September 30, 2004. The primary source of cash flow for the nine months ended September 30, 2004 was cash provided by financing activities of $11,890,496 which consisted primarily of an increase in deposits of $11,034,639.  Cash outflow for the nine months ended September 30, 2004 was primarily due to an increase in loans of $17,561,151.  The Company’s management believes its liquidity sources are adequate to meet its operating needs and does not know of any trends, events or uncertainties that may result in a significant adverse effect on the Company’s operations or liquidity position.

The following table illustrates the projected maturities and the repricing mechanisms of the major asset/liability categories of the Company as of September 30, 2004, based on certain assumptions. No prepayment rate assumptions have been made for the loan portfolio.  Maturities and repricing dates for investments have been projected by applying the assumptions set forth below to contractual maturities and repricing dates.

	1 Year or Less	1 - 5 Years	5 – 10 Years	After 10 Years

Interest Earning Assets:
Short Term Investments	$ 942,000
Investment Securities	$ 1,112,000	$ 7,175,000	$ 4,069,000	$ 819,000
Loans
Variable Rate	$ 33,477,000	$ 3,236,000	$ 1,185,000
Real Estate- Construction	$ 4,350,000	$ 103,000	$ -0-	$ -0-
Real Estate-Other	$ 17,844,000	$ 72,000	$ -0-	$ 165,000
Commercial and Industrial	$ 20,220,000	$29,875,000	$ 296,000	$ 2,646,000
Agricultural	$ 3,603,000	$ 4,885,000	$ 20,000	$ 217,000
Consumer	$ 3,951,000	$19,409,000	$ 305,000	$ 53,000
Municipal	$ 12,000	$ 416,000	$ 1,936,000	$ -0-
Other	$ 558,000	$ -0-	$ -0-	$ -0-

Total Interest Earning Assets	$ 86,069,000	$65,171,000	$ 7,811,000	$ 3,900,000

Interest Bearing Liabilities:
Interest Bearing Demand				$ 9,539,000
Savings Deposits	$ 11,092,000			$ 25,881,000
Money Market Accounts	$ 1,735,000			$ 4,048,000
Certificates of Deposit	$ 47,321,000	$ 9,013,000
Jumbo CD’s	$ 21,748,000	$ 3,838,000
Other	$ 2,221,000	$ 1,000,000	-0-	-0-

Total Interest Bearing Liabilities	$ 84,117,000	$13,851,000	-0	$ 39,468,000

Interest Sensitivity Gap per Period	$ 1,952,000	$51,320,000	$ 7,811,000	$(35,568,000)

Cumulative Interest Sensitivity Gap	$ 1,952,000	$53,272,000	$ 61,083,000	$ 25,515,000

Interest Sensitivity Gap as a
Percentage of Earning Assets	1.2%	31.5%	4.8%	(21.8%)

Cumulative Sensitivity Gap as a
Percentage of Earning Assets	1.2%	32.7%	37.5%	15.7%

OFF-BALANCE SHEET ARRANGEMENTS

At September 30, 2004, there have been no substantive changes with respect to the Company’s off-balance sheet activities.  See Note 2 to the Consolidated Financial Statements for a description of the Company’s financial instruments with off-balance sheet risk.  Based upon the off-balance sheet arrangements with which it is presently involved, the Company does not believe that such off-balance sheet arrangements either have, or are reasonably likely to have, a material impact on its current or future financial condition, results of operations, liquidity or capital.

Item 3.

  Controls and Procedures

(a)

The Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) as of September 30, 2004.  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer has each concluded that the Company’s disclosure controls and procedures are effective to timely alert them to material information relating to the Company (including its consolidated subsidiaries) required to be included in Company’s filings under the Securities and Exchange Act of 1934, as amended.

There were no significant changes in the Company’s internal controls over financial reporting identified in connection with the evaluation discussed above that occurred during the Company’s last fiscal quarter that had materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended, the Company did not sell any equity securities which were not registered under the Securities Act or repurchase any of its equity securities.

Item 6.     Exhibits

     Exhibits

31.1	Rule 13a-14(a) Certification of CEO

31.2	Rule 13a-14(a) Certification of CFO

32.1	Section 1350 Certification of CEO

32.2	Section 1350 Certification of CFO

SIGNATURES

In accordance with the requirements of the Exchange Act , the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                           LUXEMBURG BANCSHARES, INC.

                                (Registrant)

/s/ John A. Slatky_________________                                /s/ Sheri L. Knope________________________

John A. Slatky,

         Sheri L. Knope,

President and Chief Executive Officer                                  Treasurer/CFO

Date   November 10, 2004_________                                 Date __November 10, 2004_________________