Form 10QSB/A
period 2004-06-30
LUXEMBURG BANCSHARES INC
filed 2005-03-09
CIK 1037265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington. D. C. 20549

Form 10-QSB/A

Amendment No. 1

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

INDEX*

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

* This quarterly report on Form 10-QSB/A amends only certain information in Items 1 and 2 of Part I and Item 6 of Part II identified in the Index, and no other information included in Luxemburg Bancshares, Inc.’s original quarterly report on Form 10-QSB for the second quarter ended June 30, 2004 is amended or updated hereby.

Explanatory Note

This amended quarterly report on Form 10-QSB/A is being filed to reflect the restatement of Luxemburg Bancshares, Inc.’s consolidated financial statements for the second quarter of 2004.  The restatement was originally reported in the Company’s current report on Form 8-K filed December 14, 2004.  The purpose of the restatement is to record an additional provision for loan losses in the amount of $500,000 in the Company’s results of operations for its second quarter ended June 30, 2004.  The Company previously reported the additional charge in its results of operations for its third quarter ended September 30, 2004.  The restatement and charge were taken in response to a Memorandum of Understanding entered into with the Wisconsin Department of Financial Institutions and the Federal Deposit Insurance Corporation.

Except for the information relating to the restatement in Items 1 and 2 of Part I and the updated certifications in Item 6 of Part II, no other information included in the original quarterly report on Form 10-QSB is amended or updated by this Form 10-QSB/A.  You should not rely on the financial statements and other information contained in Items 1 and 2 of Part I of the Company’s original quarterly report on Form 10-QSB for the quarterly period ended June 30, 2004.  This quarterly report on Form 10-QSB/A only reflects the effects of the restatement and does not otherwise reflect events occurring after the filing of the original quarterly report on Form 10-QSB or otherwise modify or update those disclosures.

Item 1:

LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - (UNAUDITED)

ASSETS

	June 30, 2004	December 31, 2003

Cash and due from banks	$ 9,973,052	$ 7,957,449
Interest-bearing deposits	159,851	4,534,571
Federal funds sold	0	4,050,000

Cash and cash equivalents	10,132,903	16,542,020

Investment securities available for sale-stated at fair value	12,705,974	11,325,780
Loans held for sale	276,800	488,500

Total loans	145,296,263	133,448,369
Allowance for loan losses	(1,617,185)	(1,880,021)
Net loans	143,679,078	131,568,348

Premises and equipment	2,985,974	2,952,800
Other investments at cost	551,818	546,301
Mortgage servicing rights, net	991,984	1,094,505
Other assets	3,719,797	3,500,849

TOTAL ASSETS	$ 175,044,328	$ 168,019,103

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:

Non-interest-bearing deposits	$ 22,377,723	$ 22,259,902
Interest-bearing deposits	129,998,605	124,742,761
Total deposits	152,376,328	147,002,663

Short-term borrowings	1,868,876	270,737
Borrowed funds	2,000,000	2,000,000
Other liabilities	1,605,943	1,766,348

Total liabilities	157,851,147	151,039,748

STOCKHOLDERS’ EQUITY:

Common stock- $1.00 par value:
Authorized - 2,400,000 shares, Issued – 586,044 shares in 2004 and 580,769 shares in 2003	586,044	580,769
Capital surplus	4,539,306	4,378,689
Retained earnings	12,218,477	11,977,127
Accumulated other comprehensive income	245,433	434,929
Treasury stock at cost – 28,282 shares in 2004 and 28,184 shares in 2003	(396,079)	(392,159)

Total stockholders’ equity	17,193,181	16,979,355

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 175,044,328	$ 168,019,103

See accompanying notes to consolidated financial statements.

LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME - (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
INTEREST INCOME:

Interest and fees on loans	$ 1,992,189	$ 1,900,343	$ 3,938,038	$ 3,776,961
Interest on investment securities:
Taxable	39,737	49,854	67,579	115,400
Tax-exempt	89,271	101,478	187,243	204,056
Other interest and dividend income	18,413	46,850	46,198	93,142

Total interest income	2,139,610	2,098,525	4,239,058	4,189,559

INTEREST EXPENSE:

Deposits	562,248	680,374	1,132,301	1,407,117
Short-term borrowings	3,553	32,189	3,897	64,121
Borrowed funds	26,716	16,936	47,175	33,797

Total interest expense	592,517	729,499	1,183,373	1,505,035

Net interest income	1,547,093	1,369,026	3,055,685	2,684,524
Provision for loan losses	575,000	150,000	650,000	300,000

Net interest income after provision for loan losses	972,093	1,219,026	2,405,685	2,384,524

OTHER INCOME:

Service charges on deposit accounts	154,033	94,487	249,801	182,371
Loan fees	56,583	28,499	102,934	42,529
Mortgage underwriting fees - Secondary market	50,404	169,480	84,280	340,248
Loan servicing fee income	58,915	187,617	105,435	326,177
Gain on sale of loans	46,259	386,779	99,325	581,574
Commissions and managed fees	99,422	80,501	204,971	163,734
Other operating income	94,876	81,253	180,595	161,204

Total other income	560,492	1,028,616	1,027,341	1,797,837

OPERATING EXPENSES:

Salaries and related benefits	856,209	785,827	1,674,680	1,493,371
Net occupancy expense	97,572	70,863	198,786	141,876
Equipment rentals, depreciation, and maintenance	109,971	97,661	219,904	188,525
Data processing	80,548	39,525	138,007	111,041
Other operating expenses	312,521	339,620	577,894	553,271

Total operating expenses	1,456,821	1,333,496	2,809,271	2,488,084

Income before provision for income taxes	75,764	914,146	623,755	1,694,277
Provision for income taxes	(59,267)	302,042	125,834	546,324

Net income	$ 135,031	$ 612,104	$ 497,921	$ 1,147,953
Basic and diluted earnings per common share	$0.24	$1.11	$0.89	$2.07
Dividends per common share	$0.46	$0.46	$0.46	$0.46

See accompanying notes to consolidated financial statements

LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF

CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Six Months Ended June 30, 2004		Six Months Ended June 30, 2003

	Shares	Equity Total	Shares	Equity Total

Balance – Beginning of period	580,769	$ 16,979,355	575,557	$ 15,355,139

Issuance of common stock	5,275	$ 165,892	5,212	$ 137,953
Purchase of treasury stock		$ (3,920)		$ 0
Comprehensive income:
Net income		$ 497,921		$ 1,147,953
Other comprehensive income - Change in net unrealized gain on securities available for sale		(189,496)		65,932

Total comprehensive income		308,425		1,213,885

Dividends paid		256,571		254,741

Balance - End of period	586,044	$ 17,193,181	580,769	$ 16,452,236

See accompanying notes to consolidated financial statements

LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

(UNAUDITED)

	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 497,921	$ 1,147,953
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	173,118	143,704
Accretion of discounts on securities	2,670	(10,656)
Amortization of premiums on securities	2,572	6,311
Provision for loan losses	650,000	300,000
Stock dividend on other investments at cost	(12,100)	(15,800)
Proceeds from sales of loans held for sale	19,010,102	72,337,468
Originations of loans held for sale	(18,699,077)	(74,051,202)
Gain on sale of loans held for sale	(99,325)	(581,574)
Change in other operating assets and liabilities
Mortgage servicing rights	102,521	(203,445)
Other assets	(3,476)	(17,935)
Other liabilities	(62,284)	77,480

Total adjustments	1,064,721	(2,015,649)

Net cash provided (used in) by operating activities	1,562,642	(867,696)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of securities available for sale	1,442,673	1,738,623
Purchase of securities available for sale	(3,115,729)	0
Net increase in loans	(12,969,618)	(7,151,136)
Purchase of additional life insurance	0	(381,100)
Capital expenditures	(206,292)	(217,256)

Net cash used in investing activities	(14,848,966)	(6,010,869)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	5,373,667	16,552,270
Net increase (decrease) in short-term borrowings	1,598,139	(33,206)
Principal payments on borrowed funds	(2,000,000)	0
Proceeds from borrowed funds	2,000,000	0
Director and employee stock purchase plans	165,892	137,953
Dividends paid Purchase of treasury stock	(256,571) (3,920)	(254,741) 0

Net cash provided by financing activities	6,877,207	16,402,276

Net (decrease) increase in cash and cash equivalents	(6,409,117)	9,523,711
Cash and cash equivalents at beginning	16,542,020	17,275,228

Cash and cash equivalents at end	$ 10,132,903	$ 26,798,939

Supplemental information:
Cash paid during the period for:
Interest	$ 1,185,365	$ 1,424,013
Income taxes	$ 466,084	$ 587,273
Loans transferred to other real estate	$ 208,888	$ 69,004

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

 LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES

Item 2:

SELECTED QUARTERLY FINANCIAL DATA

Three Months Ended June 30,		Six Months Ended June 30,
2004	2003	2004	2003

Net Earnings	$ 135,031	$ 612,104	$497,921	$1,147,953
Average Consolidated Balance Sheet Items:
Loans	139,567,885	120,583,228	134,263,128	118,610,174
Taxable Investment Securities	4,216,796	4,066,207	3,685,182	4,480,976
Fed Funds Sold	523,233	3,110,193	1,972,709	2,984,022
Municipal Loans & Investments	9,642,353	10,627,168	10,047,706	10,529,154
Other Earning Assets	1,961,904	9,955,434	2,414,131	8,107,230
Total Earning Assets	155,912,171	148,342,230	152,382,856	144,711,556
Total Assets	173,217,940	162,065,476	170,062,518	158,064,040
Deposits	126,260,733	136,618,866	125,952,706	136,009,065
Shareholders’ Equity	17,435,443	16,320,969	17,419,023	16,073,256

Key Ratios:
Average Equity to Average Total Assets	10.07%	10.07%	10.24%	10.17%
Return on Average Total Assets	.31%	1.51%	.59%	1.46%
Return on Average Equity	3.11%	15.04%	5.75%	14.40%
Net Interest Margin	3.99%	3.70%	4.02%	3.74%

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

OPERATING RESULTS

Net income for the three months ended June 30, 2004, was $135,031 compared to $612,104 for the three months ended June 30, 2003. The decrease of $477,073 reflects a $500,000 provision for loan losses made for the second quarter above and beyond the normal monthly loan loss provisions, as well as decreases in loan servicing fee income, mortgage underwriting fees-secondary market and gain on sale of loans resulting from the general slow down in the mortgage refinancing market during 2004 from the record levels experienced in 2003.  On October 26, 2004, the Board of Directors of the Company’s wholly-owned subsidiary, Bank of Luxemburg, authorized an additional provision for loan losses of $500,000 above and beyond the normal monthly loan loss provision.  The additional provision relates to commercial loans to two separate customers and was taken in response to a recent regulatory examination.  The additional charge is reflected in operating results for the Company’s second fiscal quarter and is not expected to result in any future cash expenditures by the Company. Gain on sale of loans, loan service fee income and mortgage underwriting fees-secondary market decreased $340,520, $128,702, and $119,076 respectively for the three months ended June 30, 2004 compared to the three months ended June 30, 2003.  The increase in net interest income of $178,067 for the three months ended June 30, 2004, compared to the three months ended June 30, 2003 is discussed in “Net Interest Income” and “Rate/Volume Analysis” elsewhere in this report.

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

Net income for the six months ended June 30, 2004, was $497,921 compared to $1,147,953 for the six months ended June 30, 2003. The decrease of $650,032 reflects the $500,000 provision for loan losses made for second quarter above and beyond the normal monthly loan loss provisions and also the decreases in loan servicing fee income, mortgage underwriting fees-secondary market and gain on sale of loans resulting from the general slowdown in the mortgage refinancing market during the first quarter of 2004 from the record levels experienced in 2003. Gain on sale of loans, loan service fee income and mortgage underwriting fees-secondary market decreased $482,249, $220,742, and $255,968 respectively for the six months ended June 30, 2004 versus the comparable period in 2003.  The increase in net interest income of $371,161 for the six months ended June 30, 2004, compared to the three months ended June 30, 2003 is discussed in “Net Interest Income” and “Rate/Volume Analysis” elsewhere in this report.

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

At June 30, 2004 the Company had loans of $15,000 past due 90 days or more that were still accruing interest as compared to $15,000 for June 30, 2003.  At June 30, 2004 the Company had two loans that met the definition of “Troubled Debt Restructuring”.  At June 30, 2003 the Company had one loan that met the definition of “Troubled Debt Restructuring”.  At June 30, 2003 the Company had four loans totaling $1,041,825 considered impaired under SFAS Nos 114 & 118.  Eight loans totaling $2,951,000 were

considered to be impaired under SFAS Nos. 114 & 118 as of June 30, 2004.    The Bank had $1,431,000 of non-accrual loans at June 30, 2004 and $3,133,000 of non-accrual loans at June 30, 2003.

During the three months ended June 30, 2004 $575,000 was charged to the provision for loan losses and June 30, 2003, $150,000 was charged to the provision for loan losses. At June 30, 2004 the allowance was $1,617,000 or 1.11% of total loans.  On October 26, 2004, the Board of Directors of the Company’s wholly-owned subsidiary, Bank of Luxemburg, authorized an additional provision for loan losses of $500,000 above and beyond the normal monthly loan loss provision.  The additional provision relates to commercial loans to two separate customers and was taken in response to a recent regulatory examination.  The Company restated our June and September 10QSB to reflect the provision within the quarter the two loans first appeared impaired.  This compares to an allowance of $1,741,000 or 1.40% of total loans as of June 30, 2003.  For the three months ended June 30, 2004 the Bank had net charge-offs of $909,000 compared to net charge-offs of $27,000 for the three months ended June 30, 2003.  For the six months ended June 30, 2004 the Bank had net charge-offs of $913,000 compared to net charge-offs of $28,000 for the six months ended June 30, 2003.

The following table summarizes loan charge-offs and recoveries by type of loan for the three months ended June 30, 2004 and 2003:

Loan Type	June 30, 2004		June 30, 2003
	Charge-Off	Recovery	Charge-Off	Recovery

Real Estate	$ 0	$ 0	$ 0	$ 1,000
Commercial and Industrial	898,000	0	39,000	0
Agricultural	0	0	0	5,000
Consumer	18,000	7,000	14,000	20,000

TOTALS	$ 916,000	$ 7,000	$ 53,000	$ 26,000

The following table summarizes loan charge-offs and recoveries by type of loan for the six months ended June 30, 2004 and 2003:

Loan Type	June 30, 2004		June 30, 2003
	Charge-Off	Recovery	Charge-Off	Recovery

Real Estate	$ 0	$ 0	$ 0	$ 1,000
Commercial and Industrial	905,000	0	42,000	0
Agricultural	0	0	0	5,000
Consumer	20,000	12,000	17,000	25,000

TOTALS	$ 925,000	$ 12,000	$ 59,000	$ 31,000

The Bank has allocated its allowance for loan losses at the end of each period presented as follows:

	June 30, 2004		June 30, 2003
		% of		% of
		Loans to		Loans to
Balance at End of Period Applicable to:		Total		Total
	Amount	Loans	Amount	Loans
Commercial and agricultural	$ 138,000	69%	$1,149,000	65%
Real Estate-construction	1,000	3%	5,000	3%
Real Estate-mortgage	5,000	12%	27,000	16%
Consumer	78,000	16%	105,000	16%
Total Domestic	190,000	100%	1,286,000	100%

National & Local Economic Trend Allocation	100,000		0
Specific Loan Allocation	844,000		0
Unallocated	450,000		455,000

TOTALS	$ 1,617,000	100%	$ 1,741,000	100%

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

The Company actively manages its interest rate sensitive assets and liabilities to reduce the impact of interest rate fluctuations. In addition, the Bank monitors the interest rates paid on certificates of deposit as advertised by its competitors and strives to pay competitive interest rates to retain and attract certificates of deposit. Should competitive pressures dictate, the Bank may have to increase rates paid to retain the certificates of  deposit that mature in the next year and any increase in interest rates paid on certificates of deposit may reduce future Company earnings. The Bank also monitors the assets and liabilities that reprice each month to determine the impact on future earnings from anticipated repricings. At June 30, 2004 the Company’s rate sensitive liabilities exceed rate sensitive assets due within one year by $8,031,000.

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

	1 Year or Less	1 - 5 Years	5 – 10 Years	After 10 Years

Interest Earning Assets:
Short Term Investments	$ 160,000
Investment Securities	$ 1,222,000	$ 6,705,000	$ 4,342,000	$ 437,000
Loans
Variable Rate	$37,411,000	$ 516,000
Real Estate- Construction	$ 3,570,000	$ 28,000
Real Estate-Other	$ 4,847,000	$11,098,000	$ 263,000	$ 386,000
Commercial and Industrial	$19,509,000	$30,328,000	$ 281,000	$ 2,961,000
Agricultural	$ 2,927,000	$ 4,748,000	$ -0-	$ 224,000
Consumer	$ 3,795,000	$18,797,000	$ 313,000	$ 49,000
Municipal	$ -0-	$ -0-	$ 446,000	$ 1,236,000
Other	$ 552,000	$ -0-	$ -0-	$ -0-

Total Interest Earning Assets	$73,993,000	$72,220,000	$ 5,645,000	$ 5,293,000

Interest Bearing Liabilities:
Interest Bearing Demand				$ 9,532,000
Savings Deposits	$10,781,000			$25,155,000
Money Market Accounts	$ 1,580,000			$ 3,688,000
Certificates of Deposit	$48,773,000	$ 9,290,000
Jumbo CD’s	$18,021,000	$ 3,180,000
Other	$ 2,869,000	$ 1,000,000	-0-	-0-

Total Interest Bearing Liabilities	$82,024,000	$13,470,000	-0-	$38,375,000

Interest Sensitivity Gap per Period	$ (8,031,000)	$58,750,000	$ 5,645,000	$(33,082,000)

Cumulative Interest Sensitivity Gap	$ (8,031,000)	$50,719,000	$56,364,000	$ 23,282,000

Interest Sensitivity Gap as a
Percentage of Earning Assets	(5.1%)	37.4%	3.6%	(21.0%)

Cumulative Sensitivity Gap as a
Percentage of Earning Assets	(5.1%)	32.3%	35.9%	14.8%

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

LUXEMBURG BANCSHARES, INC.
(Registrant)

/s/ John A. Slatky	/s/ Sheri L. Knope
John A. Slatky,	Sheri L. Knope,
President and Chief Executive Officer	Treasurer/CFO

Date 3/8/05	Date 3/1/05