Form 10QSB/A
period 2004-09-30
LUXEMBURG BANCSHARES INC
filed 2005-03-09
CIK 1037265

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

* This quarterly report on Form 10-QSB/A amends only certain information in Items 1 and 2 of Part I and Item 6 of Part II identified in the Index, and no other information included in Luxemburg Bancshares, Inc.’s original quarterly report on Form 10-QSB for the third quarter ended September 30, 2004 is amended or updated hereby.

Explanatory Note

This amended quarterly report on Form 10-QSB/A is being filed to reflect the restatement of Luxemburg Bancshares, Inc.’s consolidated financial statements for the third quarter of 2004.  The restatement was originally reported in the Company’s current report on Form 8-K filed December 14, 2004.  The purpose of the restatement is to record an additional provision for loan losses in the amount of $500,000 in the Company’s results of operations for its second quarter ended June 30, 2004.  The Company previously reported the additional charge in its results of operations for its third quarter ended September 30, 2004.  The restatement and charge were taken in response to a Memorandum of Understanding entered into with the Wisconsin Department of Financial Institutions and the Federal Deposit Insurance Corporation.

Except for the information relating to the restatement in Items 1 and 2 of Part I and the updated certifications in Item 6 of Part II, no other information included in the original quarterly report on Form 10-QSB is amended or updated by this Form 10-QSB/A.  You should not rely on the financial statements and other information contained in Items 1 and 2 of Part I of the Company’s original quarterly report on Form 10-QSB for the quarterly period ended September 30, 2004.  This quarterly report on Form 10-QSB/A only reflects the effects of the restatement and does not otherwise reflect events occurring after the filing of the original quarterly report on Form 10-QSB or otherwise modify or update those disclosures.

Item 1:

LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - (UNAUDITED)

ASSETS

	September 30, 2004	December 31, 2003

Cash and due from banks	$ 9,619,806	$ 7,957,449
Interest-bearing deposits	942,320	4,534,571
Federal funds sold	853,000	4,050,000

Cash and cash equivalents	11,415,126	16,542,020

Investment securities available for sale-stated at fair value	13,174,594	11,325,780
Loans held for sale	80,000	488,500

Total loans	149,887,995	133,448,369
Allowance for loan losses	(1,692,384)	(1,880,021)
Net loans	148,195,611	131,568,348

Premises and equipment	2,944,569	2,952,800
Other investments at cost	557,718	546,301
Mortgage servicing rights, net	884,143	1,094,505
Other assets	3,844,200	3,500,849

TOTAL ASSETS	$ 181,095,961	$ 168,019,103

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:

Non-interest-bearing deposits	$ 23,821,211	$ 22,259,902
Interest-bearing deposits	134,216,089	124,742,761
Total deposits	158,037,300	147,002,663

Short-term borrowings	221,193	270,737
Borrowed funds	3,000,000	2,000,000
Other liabilities	2,020,846	1,766,348

Total liabilities	163,279,339	151,039,748

STOCKHOLDERS’ EQUITY:

Common stock- $1.00 par value:
Authorized - 2,400,000 shares,
Issued – 586,044 shares in 2004 and 580,769 shares in 2003	586,044	580,769
Capital surplus	4,539,306	4,378,689
Retained earnings	12,716,918	11,977,127
Accumulated other comprehensive income	370,433	434,929
Treasury stock at cost – 28,282
shares in 2004 and 28,184 shares in 2003	(396,079)	(392,159)

Total stockholders’ equity	17,816,622	16,979,355

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 181,095,961	$ 168,019,103

See accompanying notes to consolidated financial statements.

LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME - (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
INTEREST INCOME:

Interest and fees on loans	$ 2,146,259	$ 1,871,123	$ 6,084,297	$ 5,648,084
Interest on investment securities:
Taxable	46,463	36,853	114,042	152,253
Tax-exempt	90,409	101,051	277,652	305,107
Other interest and dividend income	16,946	61,230	63,144	154,372

Total interest income	2,300,077	2,070,257	6,539,135	6,259,816

INTEREST EXPENSE:

Deposits	587,447	646,187	1,719,748	2,053,304
Short-term borrowings	4,607	37,897	8,504	102,018
Borrowed funds	12,321	0	59,496	33,797

Total interest expense	604,375	684,084	1,787,748	2,189,119

Net interest income	1,695,702	1,386,173	4,751,387	4,070,697
Provision for loan losses	75,000	150,000	725,000	450,000

Net interest income after provision for loan losses	1,620,702	1,236,173	4,026,387	3,620,697

OTHER INCOME:

Service charges on deposit accounts	180,820	111,344	430,621	293,715
Loan fees	70,151	45,097	173,085	87,626
Mortgage underwriting fees - Secondary market	1,163	99,890	85,443	440,138
Loan servicing fee income	34,453	135,410	139,888	461,587
Gain on sale of loans	28,629	282,540	127,954	864,114
Commissions and managed fees	103,399	79,945	308,370	243,679
Other operating income	107,793	84,186	288,388	245,390

Total other income	526,408	838,412	1,553,749	2,636,249

OPERATING EXPENSES:

Salaries and related benefits	861,250	801,418	2,535,930	2,294,789
Net occupancy expense	92,056	79,588	290,842	221,464
Equipment rentals, depreciation, and maintenance	115,667	104,324	335,571	292,849
Data processing	68,028	51,092	206,035	162,133
Other operating expenses	291,217	293,316	869,111	846,587

Total operating expenses	1,428,218	1,329,738	4,237,489	3,817,822

Income before provision for income taxes	718,892	744,847	1,342,647	2,439,124
Provision for income taxes	220,451	233,169	346,285	779,493

Net income	$ 498,441	$ 511,678	$ 996,362	$ 1,659,631
Basic and diluted earnings per common share	$0.89	$0.93	$1.79	$3.00
Dividends per common share	$0.00	$0.00	$0.46	$0.46

See accompanying notes to consolidated financial statements

LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF

CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Nine Months Ended		Nine Months Ended
	September 30, 2004		September 30, 2003

	Shares	Equity Total	Shares	Equity Total

Balance – Beginning of period	580,769	$ 16,979,355	575,557	$ 15,355,139

Issuance of common stock	5,275	$ 165,892	5,212	$ 137,953
Purchase of treasury stock		$ (3,920)		$ (48,000)
Comprehensive income:
Net income		$ 996,362		$ 1,659,631
Other comprehensive income - Change in net unrealized gain on securities available for sale		(64,496)		(57,177)

Total comprehensive income		931,866		1,602,454

Dividends paid		256,571		254,741

Balance - End of period	586,044	$ 17,816,622	580,769	$ 16,792,805

See accompanying notes to consolidated financial statements

LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

(UNAUDITED)

	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 996,362	$ 1,659,631
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	270,167	235,626
Accretion of discounts on securities	6,132	(11,626)
Amortization of premiums on securities	1,199	8,788
Provision for loan losses	725,000	450,000
Stock dividend on other investments at cost	(18,000)	(21,800)
Proceeds from sales of loans held for sale	22,403,467	100,587,175
Originations of loans held for sale	(21,867,013)	(99,395,661)
Gain on sale of loans held for sale	(127,954)	(864,114)
Change in other operating assets and liabilities
Mortgage servicing rights	210,362	(234,810)
Other assets	(127,879)	(97,145)
Other liabilities	287,502	126,201

Total adjustments	1,762,983	782,634

Net cash provided by operating activities	2,759,345	2,442,265

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of securities available for sale	1,522,081	2,457,437
Purchase of securities available for sale	(3,475,729)	0
Net increase in loans	(17,561,151)	(11,290,324)
Purchase of additional life insurance	0	(681,100)
Capital expenditures	(261,936)	(547,106)
Purchase of investment at cost	0	(37,000)

Net cash used in investing activities	(19,776,735)	(10,098,093)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	11,034,639	9,282,911
Net decrease in short-term borrowings	(49,544)	(433,868)
Principal payments on borrowed funds	(2,000,000)	(2,000,000)
Proceeds from borrowed funds	3,000,000	0
Director and employee stock purchase plans	165,892	137,953
Dividends paid	(256,571)	(254,741)
Purchase of treasury stock	(3,920)	(48,000)

Net cash provided by financing activities	11,890,496	6,684,255

Net decrease in cash and cash equivalents	(5,126,894)	(971,573)
Cash and cash equivalents at beginning	16,542,020	17,275,228

Cash and cash equivalents at end	$ 11,415,126	$16,303,655

Supplemental information:
Cash paid during the period for:
Interest	$ 1,752,483	$ 2,070,200
Income taxes	$ 439,041	$ 792,016
Loans transferred to other real estate	$ 208,888	$ 149,004

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

 LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES

Item 2:

SELECTED QUARTERLY FINANCIAL DATA

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003

Net Earnings	$ 498,441	$ 511,678	$ 996,362	$ 1,659,631
Average Consolidated Balance Sheet Items:
Loans	145,120,580	121,975,221	137,896,528	119,747,400
Taxable Investment Securities	4,920,422	3,213,451	4,099,494	4,053,836
Fed Funds Sold	340,931	7,970,125	1,423,077	4,669,751
Municipal Loans & Investments	10,044,817	10,433,373	10,046,016	10,496,917
Other Earning Assets	1,019,875	7,929,792	1,921,264	8,063,937
Total Earning Assets	161,446,625	151,521,962	155,386,379	147,031,841
Total Assets	178,233,041	167,540,834	172,791,099	161,276,979
Deposits	132,416,609	118,107,110	128,117,105	114,677,683
Shareholders’ Equity	17,923,779	16,669,656	17,587,275	16,272,056

Key Ratios:
Average Equity to Average Total Assets	10.06%	9.95%	10.18%	10.09%
Return on Average Total Assets	1.11%	1.21%	.77%	1.38%
Return on Average Equity	11.06%	12.18%	7.57%	13.64%
Net Interest Margin	4.18%	3.63%	4.07%	3.70%

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

OPERATING RESULTS

Net income for the three months ended September 30, 2004, was $498,441 compared to $511,678 for the three months ended September 30, 2003.  The decrease of $13,237 reflects decreases in loan servicing fee income, mortgage underwriting fees-secondary market and gain on sale of loans resulting from the general slow down in the mortgage refinancing market during 2004 from the record levels experienced in 2003.   Gain on sale of loans, loan service fee income and mortgage underwriting fees-secondary market decreased $253,911, $100,957, and $98,727 respectively for the three months ended September 30, 2004 compared to the three months ended September 30, 2003.  The increase in net interest income of $309,529 for the three months ended September 30, 2004, compared to the three months ended September 30, 2003 is discussed in “Net Interest Income” and “Rate/Volume Analysis” elsewhere in this report.

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

Net income for the nine months ended September 30, 2004, was $996,362 compared to $1,659,631 for the nine months ended September 30, 2003. The decrease of $663,269 reflects the $500,000 provision for loan losses made for second quarter above and beyond the normal monthly loan loss provisions and also the decreases in loan servicing fee income, mortgage underwriting fees-secondary market and gain on sale of loans resulting from the general slow down in the mortgage refinancing market during 2004 from the record levels experienced in 2003. On October 26, 2004, the Board of Directors of the Company’s wholly-owned subsidiary, Bank of Luxemburg, authorized an additional provision for loan losses of $500,000 above and beyond the normal monthly loan loss provision.  The additional provision relates to commercial loans to two separate customers and was taken in response to a recent regulatory examination.  The additional charge was reflected in the operating results for the second quarter and is not expected to result in any future cash expenditures by the Company.  Gain on sale of loans, loan service fee income and mortgage underwriting fees-secondary market decreased $736,160, $321,699, and $354,695 respectively for the nine months ended September 30, 2004 versus the comparable period in 2003.  The increase in net interest income of $405,690 for the nine months ended September 30, 2004, compared to the nine months ended September 30, 2003 is discussed in “Net Interest Income” and “Rate/Volume Analysis” elsewhere in this report.

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

During the three months ended September 30, 2004 and September 30, 2003,  $75,000 and $150,000 was charged to the provision for loan losses.  At September 30, 2004 the allowance was $1,692,000 or 1.13% of total loans. This compares to an allowance of $1,829,000 or 1.43% of total loans as of September 30, 2003.  For the three months ended September 30, 2004 the Bank had net charge-offs of $4,000 compared to net charge-offs of $63,000 for the three months ended September 30, 2003.  For the nine months ended September 30, 2004 the Bank had net charge-offs of $913,000 compared to net charge-offs of $90,000 for the nine months ended September 30, 2003.

The following table summarizes loan charge-offs and recoveries by type of loan for the three months ended September 30, 2004 and 2003:

Loan Type	September 30, 2004		September 30, 2003
	Charge-Off	Recovery	Charge-Off	Recovery

Real Estate	$ 0	$ 0	$ 19,000	$ 0
Commercial and Industrial	7,000	0	42,000	0
Agricultural	0	0	0	0
Consumer	7,000	10,000	8,000	6,000

TOTALS	$ 14,000	$ 10,000	$ 69,000	$ 6,000

The following table summarizes loan charge-offs and recoveries by type of loan for the nine months ended September 30, 2004 and 2003:

Loan Type	September 30, 2004		September 30, 2003
	Charge-Off	Recovery	Charge-Off	Recovery

Real Estate	$ 0	$ 0	$ 19,000	$ 1,000
Commercial and Industrial	905,000	0	81,000	0
Agricultural	0	0	0	0
Consumer	25,000	17,000	22,000	31,000

TOTALS	$ 930,000	$ 17,000	$ 122,000	$ 32,000

The Bank has allocated its allowance for loan losses at the end of each period presented as follows:

	September 30, 2004		September 30, 2003
		% of		% of
		Loans to		Loans to
Balance at End of Period Applicable to:		Total		Total
	Amount	Loans	Amount	Loans
Commercial and agricultural	$ 329,000	69%	$ 115,000	67%
Real Estate-construction	0	3%	6,000	3%
Real Estate-mortgage	0	12%	24,000	13%
Consumer	123,000	16%	30,000	17%
Total Domestic	452,000	100%	175,000	100%

National & Local Economic Trend Allocation	50,000		0
Specific Loan Allocation	1,168,000		865,000
Unallocated	22,000		789,000

TOTALS	$ 1,692,000	100%	$ 1,829,000	100%

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

	1 Year or Less	1 - 5 Years	5 – 10 Years	After 10 Years

Interest Earning Assets:
Short Term Investments	$ 942,000
Investment Securities	$ 1,112,000	$ 7,175,000	$ 4,069,000	$ 819,000
Loans
Variable Rate	$ 33,477,000	$ 3,236,000	$ 1,185,000
Real Estate- Construction	$ 4,350,000	$ 103,000	$ -0-	$ -0-
Real Estate-Other	$ 17,844,000	$ 72,000	$ -0-	$ 165,000
Commercial and Industrial	$ 20,220,000	$ 29,875,000	$ 296,000	$ 2,646,000
Agricultural	$ 3,603,000	$ 4,885,000	$ 20,000	$ 217,000
Consumer	$ 3,951,000	$ 19,409,000	$ 305,000	$ 53,000
Municipal	$ 12,000	$ 416,000	$ 1,936,000	$ -0-
Other	$ 558,000	$ -0-	$ -0-	$ -0-

Total Interest Earning Assets	$ 86,069,000	$ 65,171,000	$ 7,811,000	$ 3,900,000

Interest Bearing Liabilities:
Interest Bearing Demand				$ 9,539,000
Savings Deposits	$ 11,092,000			$ 25,881,000
Money Market Accounts	$ 1,735,000			$ 4,048,000
Certificates of Deposit	$ 47,321,000	$ 9,013,000
Jumbo CD’s	$ 21,748,000	$ 3,838,000
Other	$ 2,221,000	$ 1,000,000	-0-	-0-

Total Interest Bearing Liabilities	$ 84,117,000	$13,851,000	-0-	$ 39,468,000

Interest Sensitivity Gap per Period	$ 1,952,000	$51,320,000	$ 7,811,000	$(35,568,000)

Cumulative Interest Sensitivity Gap	$ 1,952,000	$53,272,000	$ 61,083,000	$ 25,515,000

Interest Sensitivity Gap as a
Percentage of Earning Assets	1.2%	31.5%	4.8%	(21.8%)

Cumulative Sensitivity Gap as a
Percentage of Earning Assets	1.2%	32.7%	37.5%	15.7%

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

Item 6.	Exhibits and reports on Form 8-K

Exhibits

	31.1	Rule 13a-14(a) Certification of CEO

	31.2	Rule 13a-14(a) Certification of CFO

	32.1	Section 1350 Certification of CEO

	32.2	Section 1350 Certification of CFO

SIGNATURES

In accordance with the requirements of the Exchange Act , the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LUXEMBURG BANCSHARES, INC.
(Registrant)

/s/ John A. Slatky	/s/ Sheri L. Knope
John A. Slatky,	Sheri L. Knope,
President and Chief Executive Officer	Treasurer/CFO

Date 3/8/05	Date 3/1/05