Form 10KSB
period 2004-12-31
LUXEMBURG BANCSHARES INC
filed 2005-03-31
CIK 1037265

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-KSB

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 0-22471

LUXEMBURG BANCSHARES, INC.

(Name of Small Business Issuer in Its Charter)

Wisconsin

39-1457904

(State or Other Jurisdiction of

(I.R.S. Employer

Incorporation or Organization)

Identification No.)

630 Main Street, Luxemburg, Wisconsin

54217

(Address of Principal Executive Offices)

(Zip Code)

Issuer’s telephone number (920) 845-2345

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

Check if there is no disclosure of delinquent filers in response to Item 405 of regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   [X ]

Issuer’s revenues for the year ended December 31, 2004.  $11,217,605

The aggregate market value (determined using the book value per share) of common stock held by non-affiliates of the registrant as of March 8, 2005 was $16,796,307

The number of shares outstanding of the registrant’s common stock as of March 8, 2005 was 560,635

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement  to be delivered to shareholders in connection with the 2005 Annual Meeting of Shareholders are incorporated by reference into Part III.

Transitional Small Business Disclosure format (check one):  Yes___  No_X_

PART I

ITEM 1.

DESCRIPTION OF BUSINESS.

THE COMPANY

Luxemburg Bancshares, Inc. (the “Company”), a Wisconsin corporation, was formed June 10, 1983 for the purpose of owning a Wisconsin bank.  On December 30, 1983, the Company acquired a controlling interest in the Bank of Luxemburg (the “Bank”).  The Bank is now a wholly-owned subsidiary of the Company.

As of December 31, 2004, the Company had total consolidated assets of $180.5 million and total stockholders’ equity of $17.8 million.

THE BANK

The Bank was chartered by the Wisconsin Banking Department (now the Wisconsin Department of Financial Institutions (“DFI”)) on October 6, 1903.  Bank deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”).  The Bank conducts business at its Main Office at 630 Main Street, Luxemburg, Wisconsin, with other offices located at E166 County Hwy. S., Luxemburg (“Dyckesville office”), 602 Center Drive, Luxemburg (“IGA Supermarket office”), 100 Old Orchard Avenue, Casco (“Casco Office”), 510 Fifth St., Algoma (“Super Value Office”) in Kewaunee County, 1311 Bellevue Street, Green Bay (“Bellevue office”) in Brown County and 216 W. Main St., Forestville (“Forestville Office”) in Door County.  The Bank also maintains nine automated teller machines (“ATMs”) in Kewaunee, Brown and Door Counties.

The Bank provides a full range of consumer and commercial banking services to individuals, businesses and farms.  The basic services offered include: demand deposit accounts, money market deposit accounts, NOW accounts, time deposits, safe deposit services, credit cards, direct deposits, notary services, money orders, night depository, travelers’ checks, cashier’s checks, savings bonds, secured and unsecured consumer, commercial and real estate loans and stand-by letters of credit.  The Bank offers automated teller machine cards through the PULSE  ATM network.  In addition, the Bank purchased the financial planning and alternative investment marketing of Total Financial Concepts in January 1996.  Now, through Raymond James, the Bank provides financial planning, estate planning and retirement planning services and markets mutual funds, annuities, life insurance products, Individual Retirement Accounts (IRAs) and other pension programs.

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

The Bank’s business plan is based on being a strong, established, locally owned bank providing financial services to its local communities.  The Bank’s main office and six branch offices are located in and serve Kewaunee, Brown and Door Counties.  The Bank targets the individual and small business customers within these markets and emphasizes the advantages of local ownership, such as responsive local loan decisions and community involvement.

LUXEMBURG INVESTMENT CORPORATION

Luxemburg Investment Corporation (“Investment Corporation”) is a wholly-owned subsidiary of the Bank.   Investment Corporation is a Nevada corporation, the business of which is to hold, invest and reinvest a portion of the investment portfolio of the Bank.  See “INVESTMENTS”.

LENDING ACTIVITIES

The Bank offers a range of lending services, including real estate, commercial, consumer and agricultural, to individuals, small business and other organizations that are located in or conduct a substantial portion of their business in the Bank’s market area.  The Bank’s total net loans as of December 31, 2004 were $148.9 million, or approximately 82% of its total consolidated assets.  In addition, the Bank services $129.5 million in consumer real estate loans sold to the Federal Home Loan Mortgage Corporation (“FHLMC”) and the Federal Home Loan Bank (“FHLB”).  Interest rates charged on loans vary with the degree of risk, maturity and amount of the loan, and are further subject to competitive pressures, cost and availability of funds and government regulations.

The Bank maintains a comprehensive loan policy that establishes guidelines with respect to all categories of lending activity.  The policy establishes lending authority for each individual loan officer, the officer committee and the Board of Directors.  All loans to directors and executive officers are approved by the Board of Directors.  Loans are generally concentrated in four major areas: real estate, commercial, consumer and agricultural. The lending strategy is to develop a high quality loan portfolio.

The Bank’s real estate loans are secured by mortgages and consist primarily of loans to individuals for the purchase and improvement of real estate and for the purchase of residential lots and construction of single-family residential units.  The Bank’s residential real estate loans generally are repayable in monthly installments based on up to a thirty year amortization schedule.  Qualifying loans with fixed terms of fifteen, twenty, or thirty years are sold to FHLB.

Commercial loans include loans to individuals and small businesses including loans for working capital, machinery and equipment purchases, premise and equipment acquisitions, purchase, improvement and investment in real estate development and other business needs.  Commercial lines of credit are typically for a one year term.  Other commercial loans with terms or amortization schedules of longer than one year will normally carry interest rates which vary with the prime lending rate and will become payable in full and are generally refinanced in three to five years.  Commercial loans typically entail a thorough analysis of the borrower, its industry, current and projected economic conditions and other factors.  The Bank typically requires commercial borrowers to provide annual financial statements and requires appraisals or evaluations in connection with the loans secured by real estate.  The Bank often requires personal guarantees from principals involved with closely-held corporate borrowers.

The Bank’s consumer loan portfolio consists primarily of loans to individuals for various consumer purposes, payable on an installment basis.  The loans are generally for terms of five years or less and are secured by liens on various personal assets of the borrower.  The Bank also provides consumer credit through its credit card program.  These loans are limited open-ended credits requiring minimum monthly payments.  Credit card loans are unsecured.

The Bank also provides services to support dairy farms in the rural areas of Kewaunee and southern Door counties.  About seven percent of the Bank’s loan portfolio, or $10.4 million, is in agricultural loans (including agricultural real estate loans).  The loans provide financing for real estate and personal property purchases, as well as operational lines of credit and production financing.  The credit terms are typically similar to other commercial loans.  The Bank will provide direct financing, as well as guaranteed financing, through Federal (FmHA) and State of Wisconsin (WHEDA) sponsored programs.

DEPOSIT ACTIVITIES

Deposits are the major source of the Bank’s funds for lending and other investment activities.  The Bank considers the majority of its regular savings, investors choice, demand, NOW and money market deposit accounts to be core deposits.  These accounts comprised approximately 49% of the Bank’s total deposits at December 31, 2004.  Approximately 51% of the Bank’s deposits at December 31, 2004 were certificates of deposit.  Generally, the Bank attempts to maintain the rates paid on its deposits at a competitive level.  Deposits of $100,000 and over made up 16% of the Bank’s total deposits at December 31, 2004.  The majority of the deposits of the Bank are generated from Kewaunee and Brown Counties.  For additional information regarding the Bank’s deposit accounts, see “Management’s Discussion and Analysis or Plan of Operation - Liquidity and Interest Rate Sensitivity” and Note 7 of Notes to Consolidated Financial Statements.

INVESTMENTS

The Bank invests a portion of its assets in U.S. Treasury and U.S. Governmental agency obligations, FHLMC, FNMA and FHLB securities, state, county and municipal obligations, collateralized mortgage obligations (“CMO’s”) and federal funds sold.  The investments are managed in relation to the loan demand and deposit growth and are generally used to provide for the investment of excess funds at reduced yields and risks relative to yields and risks of the loan portfolio, while providing liquidity to fund increases in loan demand or to offset fluctuations in deposits.  The investments are held in Investment Corporation as well as in the Bank.  The Bank portfolio is maintained to provide for immediate liquidity needs and therefore consists of shorter-term investments. The investment portfolio maintained by Investment Corporation provides for greater investment yields and therefore consists of longer-term investments.  For further information regarding the Company’s investment portfolio, see Note 3 of Notes to Consolidated Financial Statements.

SUPERVISION AND REGULATION

As a registered bank holding company, the Company is subject to regulation and examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) under the Bank Holding Company Act of 1956, as amended (the “BHCA”).  The Bank is subject to regulation and examination by the DFI and the FDIC.

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

Federal banking regulatory agencies have established capital adequacy rules which take into account risk attributable to balance sheet assets and off-balance sheet activities.  All banks and bank holding companies must meet a minimum total risk-based capital ratio of 8%, of which at least one-half must be comprised of core capital elements defined as Tier 1 capital (which consists principally of shareholders’ equity).  The federal banking agencies also have adopted leverage capital guidelines which banking organizations must meet.  Under these guidelines, the most highly rated banking organizations must meet a minimum leverage ratio of at least 4% Tier 1 capital to total assets.   Failure to meet minimum capital requirements can initiate certain mandatory -- and possible additional discretionary – actions by regulators that, if undertaken, could have a direct material effect on the consolidated financial statements.  The risk-based and leverage standards presently used by the Federal Reserve Board are minimum requirements, and higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual banking organizations.  The Federal Reserve Board has advised the Company of specific minimum capital ratios. To be adequately capitalized under the regulatory framework, the Tier 1 capital ratio must meet or exceed 4%, the total risk based capital ratio must meet or exceed 8% and the leverage ratio must meet or exceed 4%.  As of December 31, 2004, the Company had a consolidated total risk-based capital ratio of 11.5%, a Tier 1 risk-based capital ratio of 10.3% and a leverage ratio of 10.0%.

Federal law provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. In addition, a bank holding company’s controlled insured depository institutions are liable for any loss incurred by the FDIC in connection with the default of, or any FDIC-assisted transaction involving, an affiliated insured bank or savings association.  The extent of the regulators’ power depends on whether the institution in question is “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized.”  To be well capitalized under the regulatory framework, the Tier 1 capital ratio must meet or exceed 6%, the total capital ratio must meet or exceed 10% and the leverage ratio must meet or exceed 5%.  At December 31, 2004, the most recent notification from the FDIC, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that management believes have changed the Bank’s category.  As of December 31, 2004, the Bank had a total risk-based capital ratio of 10.9%, a Tier I risk-based capital ratio of 9.6% and a leverage ratio of 9.0%.  The Bank was also deemed well capitalized as of December 31, 2003.

Current federal law provides that adequately capitalized and managed bank holding companies from any state may acquire banks and bank holding companies located in any other state, subject to certain conditions.  Banks are permitted to create interstate branching networks in states that do not “opt out” of interstate branching.

The laws and regulations to which the Company is subject are constantly under review by Congress, regulatory agencies and state legislatures.  In 1999, Congress enacted the Gramm-Leach-Bliley Act (“the Act”), which eliminated certain barriers to and restrictions on affiliations between banks and securities firms, insurance companies and other financial services organizations.  Among other things, the Act repealed certain Glass-Steagall Act restrictions on affiliations between banks and securities firms, and amended the BHCA to permit bank holding companies that qualify as “financial holding companies” to engage in a broad list of “financial activities,” and any non-financial activity that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines is “complementary” to a financial activity and poses no substantial risk to the safety and soundness of depository institutions or the financial system.  The Act treats various lending, insurance underwriting, insurance company portfolio investment, financial advisory, securities underwriting, dealing and market-making, and merchant banking activities as financial in nature for this purpose.

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

In 2001, Congress enacted the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA PATRIOT Act”).  The USA PATRIOT Act is designed to deny terrorists and criminals the ability to obtain access to the United States financial system, and has significant implications for depository institutions, brokers, dealers and other businesses involved in the transfer of money.  The USA PATRIOT Act mandates financial services companies to implement additional policies and procedures with respect to, or additional measures designed to address, any or all of the following matters, among others: money laundering, terrorist financing, identifying and reporting suspicious activities and currency transactions, and currency crimes.

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

COMPETITION

The Bank’s service area includes portions of Kewaunee, Brown and Door Counties.  Kewaunee County, with a population of 20,000 residents, has five banks with thirteen offices, one savings bank with one office, and one credit union with one office.  Brown County, with a population of approximately 227,000 residents, has seventeen banks with sixty-five offices, five saving banks with twenty-one offices and twenty-one credit unions with thirty-five offices.  Door County, with a population of approximately 28,000 residents, has four banks with sixteen offices and  two savings banks with four offices.  In addition to the financial institutions, significant competition comes from security and brokerage firms, mortgage companies, insurance companies and other providers of financial services in the area.  The Bank competes as a locally owned banking institution that responds quickly with personal service.

EMPLOYEES

As of February 19, 2005, the Company employed 58 full-time employees and 18 part-time employees.  The employees are not represented by a collective bargaining unit.  The Company considers relations with employees to be good.

STATISTICAL PROFILE AND OTHER FINANCIAL DATA

For additional statistical, financial and other information regarding the Company, see “Management’s Discussion and Analysis or Plan of Operation” and “Notes to Consolidated Financial Statements.”

ITEM 2.

DESCRIPTION OF PROPERTY.

The Company and the Bank have their main office in Luxemburg, Wisconsin at 630 Main Street.  The building is a two story building.  The Bank owns the main office.

The Bank opened its Dyckesville, Wisconsin office (located at E166 County Hwy. S, Luxemburg) in May, 1987.  This office was purchased on land contract by the Company on September 30, 1994.  The Bank leases this office from the Company under a five year lease expiring in 2005.

The Bank opened its Bellevue Office (located at 1311 Bellevue Street, Green Bay, Wisconsin) in August, 1989.  The Bank owns its Bellevue Office.

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

On April 8, 2004, the Bank opened its Forestville Office (located at 216 West Main Street, Forestville, Wisconsin).  The Bank owns its Forestville Office.

The Bank has installed an ATM at its Dyckesville, Bellevue and Casco Offices, the Main Street Station and Simonar’s Service in Luxemburg, the Hwy. 54 T-Mart in New Franken, FS Fast Stop in Forestville, Graf’s Mobile in Algoma, and the Hwy. 29 & P C-Mart in Henrysville.  These remote ATMs provide additional banking convenience for the customers of the Bank, and generate an additional source of fee income.

ITEM 3.

LEGAL PROCEEDINGS.

Neither the Company, the Bank nor any other subsidiary is subject to any material pending litigation at this time.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the shareholders during the fourth quarter of 2004.

EXECUTIVE OFFICERS OF THE REGISTRANT

Following are the persons who were the executive officers of Luxemburg Bancshares, Inc. as of December 31, 2004, their ages as of March 31, 2005 and their current titles and positions held during the past five years:

JOHN A. SLATKY - Age 53.  Mr. Slatky is President, Chief Executive Officer and a director of the Company and Vice Chairman of the Bank. He commenced employment with the Bank in 1984 and has held various executive positions with the Company or the Bank since 1986.  He was employed at the Kimberly State Bank (an Associated Bank) from 1974 through 1983.  Mr. Slatky has been a director of the Company since 1987 and a director of the Bank since 1986.

DAVID L. LUEBBERS - Age 55.  Mr. Luebbers, President and a director of the Bank, has held numerous officer positions since 1989, most recently as Executive Vice President.  Mr. Luebbers is responsible for overseeing all banking operations and managing the investment portfolio.  Mr. Luebbers also serves as one of the Company’s Vice Presidents.  Mr. Luebbers has been a director of the Company and the Bank since 2000.

SHERI L. KNOPE, CPA, CIA - Age 34.  Mrs. Knope, CFO of the Company, has over nine years of financial institution experience.  Prior to working for the Company, Mrs. Knope was a Senior Accountant at Wipfli LLP where she was responsible for performing financial institution audits.  She was employed at F&M Bank (Citizen’s Bank) from 1994 to 1998.  The Company has employed Mrs. Knope since March 2001.

PART II

ITEM 5.

MARKET FOR COMMON EQUITY,  RELATED SHAREHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

There is no established public trading market for the Common Stock and such trading activity, as it occurs, takes place in privately negotiated transactions.

At February 21, 2005 there were approximately 815 shareholders of record of the Common Stock.

The Company has paid the following cash dividends on its shares of Common Stock since 2003:

Year Ended December 31

Dividends Per Share

2003

$0.920

2004

$0.920

In determining semi-annual dividends to be paid, the Board of Directors will examine the then-existing circumstances, including the Company’s rate of growth, profitability, financial condition, existing and anticipated capital requirements, the amount of funds legally available for the payment of dividends, regulatory constraints and such other factors as the Board determines relevant.  The primary source of funds for payment of dividends by the Company is dividends paid to the Company by the Bank.  The Bank is limited by Wisconsin statute in the amount of dividends it is allowed to pay.  Under the law, a bank may pay dividends from its undivided profits after making provision for payment of all expenses, losses, required reserves, taxes and interest accrued or due from the bank.  If a bank has declared and paid dividends in either of two proceeding years in excess of its net income in such year, it may not declare or pay any dividend which exceeds year-to-date net income except with the written approval of DFI.  The Bank’s dividend policy limits the dividend payout to 30% of the Bank’s expected annual net income.

During the past three years, the Company did not sell any equity securities which were not registered under the Securities Act or repurchase any of its equity securities.

ITEM 6.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion and analysis of the Company relates to the years ended December 31, 2004 and 2003 and should be read in conjunction with the Company’s consolidated financial statements and notes thereto included elsewhere herein.

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

Specific Reserve.  The amount of specific reserves is determined through a loan-by-loan analysis of problem loans over a minimum size that considers expected future cash flows, the value of collateral and other factors that may impact the borrower's ability to make payments when due.  Included in this group are those non-accrual or renegotiated loans, that meet the criteria as being "impaired" under the definition in SFAS 114.  A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Problem loans also include those credits that have been internally classified as credits requiring management's attention due to underlying problems in the borrower's business or collateral concerns.  Ranges of loss are determined based on best-and worst-case scenarios for each loan.

Collective Loan Impairment.  This component of the allowance for loan losses is based on the following:

The Company makes a significant number of loans, which due to their underlying similar characteristics, are assessed for loss as "homogeneous" pools.  Included in the homogeneous pools are loans from the retail sector and commercial loans under a certain size, which have been excluded from the specific reserve allocation previously discussed.   The Company segments the homogeneous pools by type of loan and applies historical loss percentages to estimate a loss reserve for each pool.

The Company's senior lending management also allocates reserves for environmental conditions which are unique to the measurement period.  These include environmental factors, such as economic conditions in certain geographical or industry segments of the portfolio, economic trends in the retail lending sector, Company’s levels and trends for delinquency and non-accruals, Company’s loan personnel experience, Company’s changes in lending policy and procedures, and company’s loan growth.  Reserves allocated are now based on estimates of loss that senior lending management has isolated based on these economic trends or conditions.

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

Mortgage Servicing Rights

Mortgage servicing rights  (MSR's) are established on loans (primarily mortgage loans) that we originate and sell, but continue to service as we collect the payments.  Generally accepted accounting principles require that the Company recognize as income the estimated fair market value of the asset when originated. The estimated value of MSR's is the present value of future net cash flows from the servicing relationship using current market assumptions for factors such as prepayments and servicing costs. As the loans are repaid and the servicing revenue is earned,  MSR's are amortized.  Net servicing revenues and newly originated MSR's generally exceed this amortization expense.  However, if actual prepayment experience is greater than anticipated and new loan volume declines, net servicing revenues may be less than expected and a charge to earnings may result. In December 2004, the Bank analyzed the estimated life of the servicing portfolio and the estimated duration of the mortgage servicing rights asset. The estimated life was increased from 4.5 years to 6.5 years due to the decrease of  loan repayment speeds through 2004 resulting from changes in the loan portfolio and the mortgage interest rate market. Management does not intend to sell mortgage servicing rights.

Determining the Amount of Current and Deferred Income Taxes

The determination of current and deferred income taxes is based on complex analyses of many factors, including interpretation of federal and state income tax laws, the difference between tax and financial reporting of reversals of temporary differences and current accounting standards.  The federal and state taxing authorities who make assessments based on their determination of tax laws periodically review the Company’s interpretation of federal and state tax laws.  Tax liabilities could differ significantly from the estimates and interpretations used in determining the current and deferred income tax liabilities based on the completion of taxing authority examinations.

Results of Operations

Year Ended December 31, 2004 Compared to the Year Ended December 31, 2003

The Company’s results of operations depend primarily on the level of its net interest margin, its provision for loan losses, its non-interest income and its operating expenses.  Net interest income depends on the volume of and rates associated with interest earning assets and interest-bearing liabilities which results in the net interest margin.  Net income decreased 30.7% to $1,435,892 for the year ended December 31, 2004 from $2,072,008 for the year ended December 31, 2003.  The decrease in net income was due to an increased provision for loan losses, which included an extraordinary provision of $500,000 discussed later, and the decline of non-interest income. The following table summarizes the Company’s operating performance for the years specified.

      Year Ended December 31,

	2004	2003
Return on Assets	0.80%	1.23%
Return on Equity	8.07%	12.20%

Net Interest Income.  Net interest income increased 17.5% to $6,512,703 for the year ended December 31, 2004 from $5,542,810 for the year ended December 31, 2003.  Total interest income increased 7.0% for the year ended December 31, 2004 to $8,938,990 from $8,352,314 for the year ended December 31, 2003.  This increase is primarily the result of an increase in the volume of loans, offset by slightly lower rates.  The average interest rate on loans decreased from 6.18% for the year ended December 31, 2003 to 5.88% for the year ended December 31, 2004.  The average interest rate on fed funds sold increased from 0.98% for the year ended December 31, 2003 to 1.23% for the year ended December 31, 2004.  The average yield on earning assets decreased from 5.68% for the year ended December 31, 2003 to 5.66% for the year ended December 31, 2004.

Total interest expense decreased 13.6% to $2,426,287 for the year ended December 31, 2004 from $2,809,504 for the year ended December 31, 2003.  This decrease was due primarily to lower average rates paid on savings and other time deposits for the year ended December 31, 2004 compared to the year ended December 31, 2003. Total interest bearing liabilities averaged $133,336,522 for the year ended December 31, 2004 as compared to $120,473,884 for the year ended December 31, 2003. The average rate paid on savings accounts decreased to 0.92% for the year ended December 31, 2004 compared to 1.08% for the year ended December 31, 2003. The average rate paid on other time deposits decreased to 2.42% for the year ended December 31, 2004 compared to 3.03% for the year ended December 31, 2003.   The average cost of interest-bearing liabilities for the year ended December 31, 2004 was 1.82% compared to an average cost of interest-bearing liabilities of 2.33% for the year ended December 31, 2003.

The following table details average balances, interest income/expense and average rates/yields for the Company’s earning assets and interest-bearing liabilities for the years ended December 31, 2004 and 2003.  For purposes of the analysis below, any adjustments of interest income due to loans being placed on non-accrual status, the recovery of previously charged off past due interest or the return of a loan to full accrual status have been included in interest income on loans and have been included in the analysis of the reported yield on loans.  The analysis below excludes any changes in the fair market value of investment securities available for sale.  For purposes of the analysis below, the Company does not report yields and earnings on its tax-exempt investments and loans on a tax-equivalent basis.  Loan fees are included in loan interest income.

	Year End December 31, 2004			Year End December 31, 2003

		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

ASSETS:
Interest Bearing:
Loans	$ 139,912,298	$8,227,898	5.88%	$ 121,248,579	$7,495,626	6.18%
Taxable Investments and Mortgage Backed Securities	4,358,196	159,242	3.65%	3,766,415	183,814	4.88%
Fed Funds Sold	1,591,101	19,613	1.23%	4,506,058	44,098	0.98%
Municipal Loans and Investments	10,257,242	455,466	4.44%	10,574,998	475,460	4.50%
Other	1,946,611	76,771	3.94%	7,080,057	153,316	2.17%
Total	158,065,448	8,938,990	5.66%	147,176,107	8,352,314	5.68%
CSV Life Insurance	2,375,865			2,024,346
Non-Earning Assets	14,631,145			13,179,883
TOTAL ASSETS	$175,072,458			$162,380,336

LIABILITIES:
Interest Bearing:
Demand	$ 8,825,588	$ 44,203	0.50%	$ 6,795,752	$ 36,794	0.54%
Savings	41,836,292	383,784	0.92%	36,596,591	393,649	1.08%
Other Time Deposits	79,092,261	1,912,988	2.42%	73,553,042	2,225,256	3.03%
Borrowings	3,582,381	85,312	2.38%	3,528,499	153,805	4.35%
Total	133,336,522	$2,426,287	1.82%	120,473,884	$2,809,504	2.33%

Non-Interest-bearing Liabilities	22,075,513			23,551,681
Other Liabilities	1,972,747			1,926,514
Total Liabilities	157,384,782			145,952,079
Equity	17,687,676			16,428,257
TOTAL LIABILITIES & EQUITY	$175,072,458			$162,380,336

Recap:
Interest Income		$8,938,990	5.66%		$8,352,314	5.68%
Interest Expense		2,426,287	1.82%		2,809,504	2.33%
Net Interest Income/Spread		$6,512,703	3.84%		$5,542,810	3.35%

Contribution of Non- Interest- Bearing Funds			0.28%			0.42%
Net Interest Margin			4.12%			3.77%

Ratio of Average
Interest-Earning
Assets to Average
Interest-Bearing
Liabilities			118.55%			122.16%
Average balances are computed using daily average balances.

The following tables set forth an analysis of volume and rate changes in interest income and interest expense of the Company’s average earning assets and average interest-bearing liabilities.  The tables distinguish between the changes related to average outstanding balances of assets and liabilities (changes in volume holding the initial average rate constant) and the changes related to average interest rates (changes in the average rate holding the initial average outstanding balance constant).  The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Year ended December 31, 2004 compared to year ended December 31, 2003.

	Increase (Decrease) in Net Interest Income
	Net	Due to	Due to
	Change	Rate	Volume
Interest Earning Assets:
Loans	$732,272	$(379,547)	$1,111,819
Taxable Investments and Mortgage Backed Securities	(24,572)	(50,705)	26,133
Fed Funds Sold	(24,485)	9,353	(33,838)
Municipal Loans and Investments	(19,994)	(5,821)	(14,173)
Other	(76,545)	77,648	(154,193)
TOTAL	586,676	(349,072)	935,748

Interest Bearing Liabilities:
Interest Bearing
Demand	7,409	(2,928)	10,337
Savings	(9,865)	(62,208)	52,343
Other Time Deposits	(312,268)	(470,991)	158,723
Borrowings	(68,493)	(70,813)	2,320
TOTAL	(383,217)	(606,940)	223,723

Net Change in Net
Interest Income	$969,893	$257,868	$712,025

Year ended December 31, 2003 compared to year ended December 31, 2002.

	Increase (Decrease) in Net Interest Income
	Net	Due to	Due to
	Change	Rate	Volume
Interest Earning Assets:
Loans	$(318,736)	$(1,108,073)	$789,337
Taxable Investments and Mortgage Backed Securities	(184,884)	(44,956)	(139,928)
Fed Funds Sold	(5,727)	(23,164)	17,437
Municipal Loans and Investments	3,804	(13,088)	16,892
Other	20,508	(30,226)	50,734
TOTAL	(485,035)	(1,219,507)	734,472

Interest Bearing Liabilities:
Interest Bearing
Demand	(57,569)	(71,485)	13,916
Savings	(116,787)	(182,340)	65,553
Other Time Deposits	(647,280)	(779,105)	131,825
Other	(31,747)	(28,556)	(3,191)
TOTAL	(853,383)	(1,061,486)	208,103

Net Change in Net
Interest Income	$368,348	$(158,021)	$526,369

Provision for Loan Losses.  The amount charged to the provision for loan losses by the Bank is based on management’s evaluation as to the amounts required to maintain an allowance adequate to provide for potential losses inherent in the loan portfolio.  The level of this allowance is dependent upon the total amount of past due and non-performing loans, general economic conditions and management’s assessment of potential losses based upon internal credit evaluations of loan portfolios and particular loans.  As of December 31, 2004, management allocated the allowance based on historical losses for each category of loans and adjusting the allocation by the potential loss of individual loans.  Specific factors considered by management in setting the allowance for loan losses consist of the following:

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

•	Experience of lending personnel.
•	Changes in lending policies and procedures.

The Bank places loans on non-accrual status, as discussed in Footnotes 1 and 4 of the Company’s Consolidated Financial Statements, when the loan is past due as to the payment of interest and/or principal in excess of 90 days.  The Bank also places loans on non-accrual status when it deems the collection of such interest unlikely. Loans are returned to full accrual status when the loan is brought current according to all terms of the loan agreement and all past due principal and interest is paid and the Bank deems its collateral position adequate to warrant a return to accrual status.

At December 31, 2004, the Company had one loan that met the definition of troubled debt restructuring contained in SFAS No. 15. At December 31, 2003 the Company had two loans that met the definition of troubled debt restructuring contained in SFAS No. 15. The Company had seven loans considered to be impaired under SFAS Nos. 114 and 118 at December 31, 2003, and eight loans considered to be impaired at December 31, 2004, as discussed in Footnote 4 of the Company’s Consolidated Financial Statements.  Loans past due 90 days or more that were still accruing interest totaled $80,000 at December 31, 2004. At December 31, 2003 loans past due 90 days or more that were still accruing interest totaled $3,000.  Non-performing loans at December 31, 2004 were $1,782,372 compared to $4,499,295 at December 31, 2003.  One loan removed from non-accrual status in 2004 accounts for $1,650,000 of the $2,716,923 decrease in non-accrual loans.

During the year ended December 31, 2004, $1,250,000 was charged to the provision for loan losses compared to $525,000 for the year ended December 31, 2003. Included in the $1,250,000 provision for 2004 was a $500,000 allocation that was taken in response to a recent regulatory exam of the Bank. The allocation related to a reassessment of the commercial loan portfolio credit risk.  At December 31, 2004, the allowance was $2,099,587 or 1.39% of total loans.  This compares to an allowance of $1,880,021 or 1.41% of total loans as of December 31, 2003.  Net charge offs were $1,030,000 for the year ended December 31, 2004, including the one-time $500,000 charge, compared to net charge offs of $114,000 for the year ended December 31, 2003.

The following table summarizes loan charge-offs and recoveries by type of loan for the years ended December 31, 2004 and 2003:

Loan Type	December 31, 2004	December 31, 2003

	Charge-Off	Recovery	Charge-Off	Recovery

Real Estate	$ 19,000	---	$ 19,000	$1,000
Commercial and Industrial	988,000	---	94,000	---
Agricultural	---	---	---	---
Consumer	43,000	20,000	36,000	34,000

TOTALS	$1,050,000	$20,000	$149,000	$ 35,000

The Company had net charge offs to average total loans of 0.73% for the year ended December 31, 2004 and 0.09% for the year ended December 31, 2003.

The Bank has allocated its allowance for loan losses at the end of each period presented as follows:

Balance at End of Period Applicable to:	December 31, 2004	December 31, 2003

		% of Loans to Total		% of Loans to Total
	Amount	Loans	Amount	Loans
Commercial and agricultural	$ 339,000	68%	$ 122,000	48%
Real Estate-construction	2,000	3%	7,000	9%
Real Estate-mortgage	8,000	13%	24,000	36%
Consumer	70,000	16%	31,000	7%

Total Domestic	419,000	100%	184,000	100%

Specific loan allocation	975,000		910,000
Unallocated	706,000		786,000

TOTALS	$2,100,000	100%	$1,880,000	100%

The unallocated allowance for loan losses includes reserve allocations related to commercial loan growth, changes in lending policy and procedures, levels and trends for delinquency and non-accruals, national and local economic trends and the experience and ability of the loan department.

The amount of the specific reserves was determined through an analysis of specific problem loans over a minimum size based upon expected future cash flows, the value of collateral and other factors that may impact the borrower's ability to make payments when due.  Included in this group were those non-accrual or renegotiated loans that meet the criteria as being "impaired" under the definition in SFAS 114.  Problem loans also include those credits that have been internally classified as credits requiring management's attention due to underlying problems in the borrower's business or collateral concerns.  Ranges of loss were determined based on best-and worst-case scenarios for each loan.

The collective loan impairment component of the allowance for loan losses was based on the following:

The Company makes a significant number of loans, which due to their underlying similar characteristics, are assessed for loss as "homogeneous" pools.  Included in the homogeneous pools are loans from the retail sector and commercial loans under a certain size, which have been excluded from the specific reserve allocation previously discussed.  The Company segments the pools by type of loan and uses historical loss information estimates on each of the total loan type portfolio as a loss reserve for each pool.

The Company's senior lending management also allocates reserves for environmental conditions which are unique to the measurement period.  These include environmental factors, such as economic conditions in certain geographical or industry segments of the portfolio, economic trends in the retail lending sector, Company’s levels and trends for delinquency and non-accruals, Company’s loan personnel experience, Company changes in lending policy and procedures, and company’s loan growth.  Reserves allocated are now based on estimates of loss that senior lending management has isolated based on these economic trends or conditions.

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

Other Operating Income. Total other operating income for the year ended December 31, 2004, decreased 27.9% to $2,278,615 from $3,158,801 for the year ended December 31, 2003.  Loan fees from the sale and servicing of loans for the secondary mortgage market decreased 76.1% to $449,684 for the year ended December 31, 2004 from $1,879,791 for the year ended December 31, 2003, due to fluctuations in interest rates.  The Company originated $29,098,243 of loans for the secondary market for the year ended December 31, 2004 compared to $106,198,831 for the year ended December 31, 2003.  The loans serviced by the Company increased to $129,473,788 on December 31, 2004 from $122,660,653 on December 31, 2003.  Service charges on deposit accounts increased 52.7% to $607,209 for the year ended December 31, 2004 from $397,774 on December 31, 2003.  The increase was mostly due to fees received from  Bounce Protection, a new product introduced in 2004.  Other operating income increased 38.6% to $1,221,722 for the year ended December 31, 2004 from $881,236 for the year ended December 31, 2003.  The primary reason for the increase in other income was an increase in other loan fees increased commissions and managed fees, and a gain on sale of investments available for sale.

Operating Expenses. Total operating expenses for the year ended December 31, 2004 increased 6.2% to $5,547,991 from $5,226,184 for the year ended December 31, 2003.  Salaries and related benefits increased 2.9% to $3,257,161 for the year ended December 31, 2004 from $3,165,906 for the year ended December 31, 2003.  Occupancy expenses for the year ended December 31, 2004 increased 22.3% to $376,590 from $308,041 for the year ended December 31, 2003, due primarily to the addition of two new locations. Equipment rentals, depreciation and maintenance increased 11.9% to $466,600 for the year ended December 31, 2004 from $417,031 for the year ended December 31, 2003.  This increase is primarily due to an increase in depreciation and repairs. Data processing expenses increased 29.9% to $275,145 for the year ended December 31, 2004 from $211,791 for the year ended December 31, 2003, due to costs related to the development of a new teller system and the expensing of prepaid system maintenance hours in 2004. Other operating expenses increased 4.4% to $1,172,495 for the year ended December 31, 2004 from $1,123,415 for the year ended December 31, 2003.

Dividends and Equity Capital.  The Company paid its shareholders dividends of $513,141 or $0.92 per share for the year ended December 31, 2004 and $508,930 or $0.92 per share for the year ended December 31, 2003.  The following table summarizes the Company’s dividend pay out ratio and average capital position for the years specified.

	Year Ended December 31,

	2004	2003
Dividend Payout Ratio	35.74%	24.56%
Equity to Assets Ratio	10.10%	10.12%

Income taxes.  Like many financial institutions located in Wisconsin, the Bank transferred investment securities to its investment subsidiary in the State of Nevada (the “Investment Subsidiary”), which now holds and manages those assets.  The Investment Subsidiary, whose operations are solely in Nevada, had not filed returns with, or paid income or franchise taxes to, the State of Wisconsin prior to 2004.  During 2004, the Bank reached a settlement agreement with the Wisconsin Department of Revenue to resolve a Wisconsin state franchise tax audit initiated during 2003.  See Note 10 to the Company’s Consolidated Financial Statements for further discussion on income taxes.

Financial Condition

Total Assets.  Total assets of the Company as of December 31, 2004 were $180,499,080 as compared to $168,019,103 as of December 31, 2003, an increase of 7.4%.  The increase was primarily the result of loan growth due to a favorable interest rate environment and the Bank’s sales efforts to secure new and existing banking relationships.

Cash and Cash equivalents.  Cash and due from banks, which represent cash maintained at the Bank and funds that the Bank and the Company have deposited in other financial institutions, totaled $8,851,435 at December 31, 2004, compared to $16,542,020 at December 31, 2003.  The decrease of $7,690,585 was primarily due to both net loan activity using cash of $18,906,011 and purchase of securities available for sale of $7,205,683, both being partially funded by an increase in deposits of $10,608,458 and by proceeds from maturities on and sales of securities available for sale of $4,264,630.

Investment Securities.  The Company’s investments available for sale increased to $14,063,919 as of December 31, 2004 as compared to $11,325,780 as of December 31, 2003.  The increase of 24.2% is due to the purchase of mortgage backed securities.  See Note 3 to the Company’s Consolidated Financial Statements.

Loans.  Loan demand was strong in 2004; total loans net of the allowance for loan losses increased 13.2% or $17,307,123 from $131,568,346 as of December 31, 2003 to $148,875,471 as of December 31, 2004.  A favorable interest rate environment drove the increase in loan volume.  The largest increase in 2004 over 2003 was in real estate other than construction. See Note 4 to the Company’s Consolidated Financial Statements for the composition of the loan portfolio at December 31, 2004 and 2003.

Non performing assets.  The Company undertakes a loan review process to promote early identification of credit quality problems in its loan portfolio and to ensure compliance with its loan policy and documentation practices.  Past due loans and identified problem loans are reviewed with the Board of Directors of the Company on a monthly basis. The Company places loans on non-accrual status, as discussed in Footnotes 1 and 4 of the Company’s Consolidated Financial Statements, when the loan is past due as to the payment of interest and/or principal in excess of 90 days.  The Bank also places loans on non-accrual status when it deems the collection of such interest unlikely. Loans are returned to full accrual status when the loan is brought current according to all terms of the loan agreement and all past due principal and interest is paid and the Company deems its collateral position adequate to warrant a return to accrual status.

Allowance for Loan Losses.  Based on the loss estimates described in “Critical Accounting Policies – Allowance for loan losses,” management determines its best estimate of the required loan loss allowance.

 Management’s evaluation of the factors described above resulted in an allowance for loan losses of $2,099,587 or 1.39% of total loans at December 31, 2004 compared to $1,880,021 or 1.41% of total loans at December 31, 2003.  Accordingly, the Company has allocated $975,000 to specific commercial loans and $419,000 to pools of loan types.

The resulting provisions for loan losses are the amounts required to maintain the allowance for loan losses at levels deemed necessary by management after taking into consideration charge-offs and recoveries.  The provisions for loan losses for the years ended December 31, 2004 and 2003 were $1,250,000 and $525,000 respectively. The 2004 provision includes an extraordinary charge of $500,000 taken in response to a recent regulatory examination of the Bank. The charge relates to commercial loans to two separate customers.  Management recognizes there are significant estimates in the process and the ultimate losses could be significantly different from those currently estimated.

Other Assets.  The Company’s office buildings, leasehold improvements and equipment less accumulated depreciation and amortization decreased to $2,914,404 at December 31, 2004 from $2,952,800 at December 31, 2003.  The decrease resulted primarily from depreciation.

Deposits.  Deposits increased 7.2% to $157,611,121 on December 31, 2004 from $147,002,663 on December 31, 2003.  See Note 7 to the Consolidated Financial Statements to see the distribution of deposits at December 31, 2004 and 2003 and the scheduled maturities of time deposits at December 31, 2004.

Borrowed Funds.  The Company, as a member of the FHLB, has the capacity to borrow funds up to $13,411,000 from the FHLB at December 31, 2004 based on the amount of certain types of loans carried by the Company.

The Company continued to see strong deposit growth in 2004.  However, it did not keep pace with loan growth, precipitating a need to borrow additional funds from the FHLB in 2004.  The Company borrowed an additional $1,000,000 from the FHLB in 2004.  As of December 31, 2004 the Company had borrowings of $3,000,000 outstanding with the FHLB.  See Note 9 to the Consolidated Financial Statements for a summary of terms.

As of December 31, 2004, the Company also had short-term borrowings consisting of treasury tax and loan deposits of $285,231, which generally mature within 1 to 120 days from the transaction date.

Off Balance Sheet Arrangements.  The Company had commitments and contingencies at December 31, 2004 and December 31, 2003 as discussed in Note 15 to the Consolidated Financial Statements.  Commitments to extend credit and credit card arrangements are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  A portion of the commitments are expected to be drawn upon, thus representing future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis.  The amount of collateral obtained upon extension of credit is based on management’s credit evaluation of the counterparty.  Collateral held varies but may include accounts receivable; inventory; property, plant, and equipment; real estate; and stocks and bonds.   Management does not anticipate any material losses as a result of these commitments.  Standby letters of credit are conditional commitments issued by the Company to guarantee the payment of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Company holds collateral supporting those commitments for which collateral is deemed necessary.  Because these instruments have fixed maturity dates and because many of them expire without being drawn upon, they do not generally present significant liquidity risk to the Company. Management does not anticipate any material losses as a result of these letters of credit.  The Company’s commitments to sell residential mortgage loans to the secondary market and commitments to fund such loans to individual borrowers represent mortgage derivatives.

Liquidity and Interest Rate Sensitivity

The Company must maintain an adequate liquidity position in order to respond to the short-term demand for funds caused by withdrawals from deposit accounts, extensions of credit and for the payment of operating expenses.  Maintaining this position of adequate liquidity is accomplished through the management of liquid assets, those which can be converted into cash and access to additional sources of funds.  Liquid assets of the Company are cash and due from banks, federal funds sold, investments held as “available for sale” and maturing loans.  Deposits, federal funds purchased and loans from the FHLB system represent the Company’s primary source of immediate liquidity.  The total the Company could borrow from the FHLB at December 31, 2004 was $13,492,000.  The Company’s liquidity was maintained at a level sufficient to meet immediate needs.  Federal funds sold averaged approximately $1,591,101 and $4,506,058 for the years ended December 31, 2004 and 2003, respectively. Maturities in the Company’s loan and investment portfolios are monitored regularly to avoid matching short-term deposits and long-term loans and investments.  Other assets and liabilities are also monitored to provide the proper balance between liquidity, safety, and profitability.  This monitoring process must be continuous due to the constant flow of cash which is inherent in a financial institution.

The Company actively manages its interest rate sensitive assets and liabilities to reduce the impact of interest rate fluctuations.  In addition, the Bank monitors the interest rates paid on certificates of deposit as advertised by its competitors and endeavors to pay competitive interest rates to retain and attract certificates of deposit.  Should competitive pressures dictate, the Bank may have to increase rates paid to retain the certificates of deposit that mature in the next year and any increase in interest rates paid on certificates of deposit may reduce future Company earnings.  The Bank also monitors the assets and liabilities that reprice each month to determine the impact on future earnings due to anticipated repricings.  At December 31, 2004, the Company’s rate sensitive liabilities exceed rate sensitive assets due within one year by $11,131,000.

The following table summarizes the maturities of time deposits of $100,000 or more as of December 31, 2004:

Time Until Maturity	Certificates of Deposit of $100,000 or More	Other Time Deposits of $100,000 or More
3 months or less	$ 6,321,000	$466,000
3 through 6 months	4,166,000	289,000
6 through 12 months	7,125,000	207,000
Over 12 months	5,867,000	318,000

Totals	$23,479,000	$1,280,000

As part of managing liquidity, the Company monitors its loan to deposit ratio on a daily basis.   The Company also monitors the levels of assets and liabilities that reprice with changes in the prime rate. At December 31, 2004, the Bank had net repriceable prime rate sensitive assets of $35,739,000.  The Bank’s repriceable “Tied to Prime” certificates of deposit, which have a 2.48 % floor and 8.0% ceiling, totaled $7,887,678 at December 31, 2004.

The Company experienced a decrease in cash and cash equivalents, its primary source of liquidity, of $7,690,585 during 2004.  The primary sources of cash flow for 2004 were a net increase in deposits of $10,608,458, proceeds from maturities and sales of securities available for sale of $4,264,630 and the Company’s cash flow from operations of $2,169,639.  Cash flow from financing activities as well as from investing activities were used to fund loan growth of $18,906,011.  The Company’s management believes its liquidity sources are adequate to meet its operating needs and does not know of any trends, events or uncertainties that may result in a significant adverse effect on the Company’s liquidity position.

The following table illustrates the projected maturities and the repricing mechanisms of the major asset/liability categories of the Company as of December 31, 2004, based on certain assumptions.  No prepayment assumptions have been made for the loan portfolio.  Maturities and repricing dates for investments have been projected by applying the classifications set forth below to contractual maturities and repricing dates.  The Bank’s variable rate loans consist primarily of commercial loans which reprice with changes in the prime rate and are generally written for a 1 year term.

	1 Year or Less	1 - 5 Years	5 - 10 Years	After 10 Years

Interest Earning Assets:
Short Term Investments	$969,000	$ --	$ --	$ --
Investment Securities	2,311,000	6,452,000	3,735,000	1,566,000
Loans:
Variable Rate	16,253,000	15,765,000	646,000	3,075,000
Real Estate-Construction	4,405,000	103,000	--	--
Real Estate-Other	19,103,000	97,000	--	136,000
Commercial and Industrial	22,317,000	29,069,000	285,000	1,659,000
Agricultural	3,451,000	5,297,000	341,000	1,179,000
Consumer	3,621,000	19,281,000	382,000	68,000
Municipal	43,000	346,000	2,004,000	--
Total Loans	69,193,000	69,958,000	3,658,000	6,117,000

Other	564,000	--	--	--
	_________	__________	__________	_________
Total Interest Earning Assets	73,037,000	76,410,000	7,393,000	7,683,000

Interest Bearing Liabilities:
Interest Bearing Demand	--	--	--	9,599,000
Savings Deposits	11,587,000	--	--	27,037,000
Money Market Accounts	1,655,000	--	--	3,862,000
Certificates of Deposit	48,195,000	9,180,000	--	--
Jumbo CDs	19,957,000	3,522,000	--	--
Other	2,285,000	1,000,000	--	--
	__________	_________	___________	__________
Total Interest Bearing Liabilities	83,679,000	13,702,000	--	40,498,000

Interest Sensitivity Gap per Period	$(10,642,000)	$62,708,000	$ 7,393,000	($32,815,000)

Cumulative Interest Sensitivity Gap	$ (10,642,000)	$51,577,000	$58,970,000	$26,155,000

Interest Sensitivity Gap as a
Percentage of Earning Assets	(6.47)%	38.23%	4.51%	(20.00%)

Cumulative Sensitivity Gap as a
Percentage of Earning Assets	(6.47)%	31.44%	35.95%	15.94%

The Company does not have any security concentrations exceeding 10% of stockholders equity that are required to be disclosed.

CAPITAL RESOURCES

The Company’s primary source of capital since commencing operations has been from issuance of common stock and retained operating profit.  Capital for the Bank is above regulatory requirements at December 31, 2004.  Pertinent capital ratios for the Bank as of December 31, 2004 are as follows:

		Minimum
	Actual	Requirements

Tier 1 Risk-Based Capital Ratio	9.6%	4.0%
Total Risk-Based Capital Ratio	10.9%	8.0%
Leverage Ratio	9.0%	4.0%

Dividends from the Bank to the Company may not exceed the undivided profits of the Bank (included in consolidated retained earnings) without prior regulatory approval. The Bank paid $156,600 and $522,440 in dividends to the Company for the years ended December 31, 2004 and 2003, respectively.  At December 31, 2004 the Bank could have paid the Company approximately $4,353,000 of additional dividends without prior regulatory approval.  In addition, Federal banking laws limit the amount of loans the Bank may make to the Company, subject to certain collateral requirements.  No loans were made by the Bank to the Company during 2004 or 2003.

TAX POSITION

The Company evaluates its tax position and the relative tax equivalent yield of various alternative investments and reviews the yield curve in making its investment decisions. The Company has slightly decreased its municipal loan and investment position based on this evaluation from an average investment of $10,574,998 in 2003 to $10,257,242 in 2004.

ITEM 7.

FINANCIAL STATEMENTS.

Luxemburg Bancshares, Inc.

and Subsidiaries

Luxemburg, Wisconsin

Consolidated Financial Statements

Years Ended December 31, 2004 and 2003

Independent Auditor’s Report

Board of Directors

Luxemburg Bancshares, Inc.

Luxemburg, Wisconsin

We have audited the accompanying consolidated balance sheets of Luxemburg Bancshares, Inc. and Subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Luxemburg Bancshares, Inc. and Subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

Wipfli LLP

January 27, 2005

Green Bay, Wisconsin

Luxemburg Bancshares, Inc. and Subsidiaries

Consolidated Balance Sheets

December 31, 2004 and 2003

Assets	2004	2003

Cash and due from banks	$7,882,821	$7,957,449
Interest-bearing deposits	479,614	4,534,571
Federal funds sold	489,000	4,050,000

Cash and cash equivalents	8,851,435	16,542,020

Investment securities available for sale, at fair value	14,063,919	11,325,780
Loans held for sale	51,000	488,500
Loans, net of allowance for loan losses of $2,099,587 in 2004
and $1,880,021 in 2003	148,875,471	131,568,348
Premises and equipment, net	2,914,404	2,952,800
Other investments at cost	563,818	546,301
Mortgage servicing rights, net	797,527	1,094,505
Other assets	4,381,506	3,500,849

TOTAL ASSETS	$180,499,080	$168,019,103

Liabilities and Stockholders’ Equity

Liabilities:
Non-interest-bearing deposits	$23,017,559	$22,259,902
Interest-bearing deposits	134,593,562	124,742,761

Total deposits	157,611,121	147,002,663
Short-term borrowings	285,231	270,737
Borrowed funds	3,000,000	2,000,000
Other liabilities	1,808,682	1,766,348

Total liabilities	162,705,034	151,039,748

Stockholders’ equity:
Preferred stock - $0.01 par value:
Authorized - 400,000 shares, no shares outstanding
Common stock - $1.00 par value:
Authorized - 2,400,000 shares
Issued - 586,044 shares in 2004 and 580,769 shares in 2003	586,044	580,769
Capital surplus	4,539,306	4,378,689
Retained earnings	12,899,878	11,977,127
Accumulated other comprehensive income	164,897	434,929
Treasury stock, at cost - 28,282 shares in 2004 and 28,184 shares in 2003	(396,079)	(392,159)

Total stockholders’ equity	17,794,046	16,979,355

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$180,499,080	$168,019,103

See accompanying notes to consolidated financial statements.

Luxemburg Bancshares, Inc. and Subsidiaries

Consolidated Statements of Income

Years Ended December 31, 2004 and 2003

	2004	2003

Interest income:
Interest and fees on loans	$8,312,519	$7,567,518
Interest on investment securities:
Taxable	159,242	183,814
Tax-exempt	370,845	403,568
Other interest and dividend income	96,384	197,414

Total interest income	8,938,990	8,352,314

Interest expense:
Deposits	2,340,975	2,655,699
Short-term borrowings	9,435	120,008
Borrowed funds	75,877	33,797

Total interest expense	2,426,287	2,809,504

Net interest income	6,512,703	5,542,810
Provision for loan losses	1,250,000	525,000

Net interest income after provision for loan losses	5,262,703	5,017,810

Other income:
Service charges on deposit accounts	607,209	397,774
Loan fees	219,703	132,974
Loan servicing fee income	174,293	497,302
Mortgage underwriting fees - Secondary market	116,211	473,613
Gain on sale of loans	159,180	908,876
Commissions and managed fee income	407,335	329,997
Gain on sale of investments	223,601	0
Other operating income	371,083	418,265

Total other income	2,278,615	3,158,801

Operating expenses:
Salaries and related benefits	3,257,161	3,165,906
Net occupancy expense	376,590	308,041
Equipment rentals, depreciation, and maintenance	466,600	417,031
Data processing	275,145	211,791
Professional fees	186,538	166,923
Deferred compensation expense	131,590	134,668
Other operating expenses	854,367	821,824

Total operating expenses	5,547,991	5,226,184

Income before provision for income taxes	1,993,327	2,950,427
Provision for income taxes	557,435	878,419

Net income	$1,435,892	$2,072,008

Basic and diluted earnings per common share	$2.58	$3.75

See accompanying notes to consolidated financial statements.

Luxemburg Bancshares, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

Years Ended December 31, 2004 and 2003

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive	Treasury
	Stock	Surplus	Earnings	Income	Stock	Total

Balance, January 1, 2003	$575,557	$4,245,948	$10,414,049	$463,744	($344,159)	$15,355,139

Comprehensive income:
Net income			2,072,008			2,072,008
Other comprehensive loss				(28,815)		(28,815)

Total comprehensive income						2,043,193

Issuance of common stock	5,212	132,741				137,953

Purchase of treasury stock
(1,200 shares)					(48,000)	(48,000)

Dividends paid ($.92 per share)			(508,930)			(508,930)

Balance, December 31, 2003	580,769	4,378,689	11,977,127	434,929	(392,159)	16,979,355

Comprehensive income:
Net income			1,435,892			1,435,892
Other comprehensive loss				(270,032)		(270,032)

Total comprehensive income						1,165,860

Issuance of common stock	5,275	160,617				165,892

Purchase of treasury stock
(98 shares)					(3,920)	(3,920)

Dividends paid ($.92 per share)			(513,141)			(513,141)

Balance, December 31, 2004	$586,044	$4,539,306	$12,899,878	$164,897	($396,079)	$17,794,046

See accompanying notes to consolidated financial statements.

Luxemburg Bancshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31, 2004 and 2003

	2004	2003

Cash flows from operating activities:
Net income	$1,435,892	$2,072,008

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and net amortization	386,351	331,104
Provision for loan losses	1,250,000	525,000
Stock dividends	(24,100)	(36,107)
Proceeds from sales of loans held for sale	29,694,923	107,094,607
Originations of loans held for sale	(29,098,243)	(106,198,831)
Gain on sale of loans held for sale	(159,180)	(908,876)
Gain on sale of investments available for sale	(223,601)	0
Changes in operating assets and liabilities:
Mortgage servicing rights	296,978	(182,797)
Other assets	(135,186)	111,911
Other liabilities	181,697	(40,259)

Total adjustments	2,169,639	695,752

Net cash provided by operating activities	3,605,531	2,767,760

Cash flows from investing activities:
Proceeds from maturities of securities available for sale	1,800,196	3,424,360
Proceeds from sale of securities available for sale	2,464,434	0
Purchase of securities available for sale	(7,205,683)	(490,000)
Net increase in loans	(18,906,011)	(16,762,346)
Purchase of additional life insurance	(390,000)	(681,100)
Capital expenditures	(330,835)	(820,007)
Purchase of other investments	0	(37,000)

Net cash used in investing activities	(22,567,899)	(15,366,093)

Cash flows from financing activities:
Net increase in deposits	10,608,458	14,558,278
Net increase (decrease) in short-term borrowings	14,494	(274,176)
Proceeds from borrowed funds	3,000,000	0
Principal payments on borrowed funds and capital lease obligations	(2,000,000)	(2,000,000)
Dividends paid	(513,141)	(508,930)
Purchase of treasury stock	(3,920)	(48,000)
Issuance of common stock	165,892	137,953

Net cash provided by financing activities	11,271,783	11,865,125

Net decrease in cash and cash equivalents	(7,690,585)	(733,208)
Cash and cash equivalents at beginning	16,542,020	17,275,228

Cash and cash equivalents at end	$8,851,435	$16,542,020

Supplemental information:

Cash paid during the year for:
Interest	$2,410,506	$2,864,706
Income taxes	620,283	997,049

Noncash investing and financing activities:

Loans transferred to foreclosed properties	$348,888	$149,004

See accompanying notes to consolidated financial statements.

Luxemburg Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1

Summary of Significant Accounting Policies

The accounting and reporting policies of Luxemburg Bancshares, Inc. (the “Company”) and its subsidiaries conform to generally accepted accounting principles and general practices within the banking industry.  Significant accounting and reporting policies are summarized below.

Organization - The Company provides banking services to individual and corporate customers through its wholly owned subsidiary, Bank of Luxemburg (the “Bank”).  The Bank operates as a full-service financial institution with a primary market area including, but not limited to, west Kewaunee County and northeast Brown County.  The Bank emphasizes variable rate commercial and consumer real estate loans.  In addition, the Bank holds a variety of securities through its wholly owned subsidiary, Luxemburg Investment Corporation, a Nevada investment corporation.  The Company is subject to the regulations of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

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

Investment in Securities - The Company’s investments in securities are classified as available for sale and consist of debt, equity, and mortgage-related securities.  These securities are stated at fair value.  Unrealized holding gains and losses, net of tax, on securities available for sale are reported as accumulated other comprehensive income within stockholders’ equity until realized.

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

Allowance for Loan Losses - The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings.  Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.  The allowance for loan losses includes specific allowances related to commercial loans which have been judged to be impaired.  A loan is impaired when, based on current information, it is probable the Company will not collect all amounts due in accordance with the contractual terms of the loan agreement.  These specific allowances are based on discounted cash flows of expected future payments using the loan’s initial effective interest rate or the fair value of the collateral if the loan is collateral dependent.

The Company continues to maintain a general allowance for loan losses for loans not considered impaired.  The allowance for loan losses is maintained at a level which management believes is adequate to provide for possible loan losses.  Management periodically evaluates the adequacy of the allowance using the Company’s past loan loss experience, known and inherent risks in the portfolio, composition of the portfolio, current economic conditions, and other relevant factors.  This evaluation is inherently subjective since it requires material estimates that may be susceptible to significant change.

In management’s judgment, the allowance for loan losses is adequate to cover probable losses relating to specifically identified loans, as well as probable losses inherent in the balance of the loan portfolio.

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

Rate Lock Commitments - The Company enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding (rate lock commitments).  Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives.  Accordingly, such commitments, along with any related fees received from potential borrowers, are recorded at fair value in derivative assets or liabilities, with changes in fair value recorded in the net gain or loss on sale of mortgage loans.  Fair value is based on fees currently charged to enter into similar agreements, and for fixed-rate commitments also considers the difference between current levels of interest rates and the committed rates.  The Company’s rate lock commitments were $374,000 at December 31, 2004.

Earnings per Share - Earnings per common share are based upon the weighted average number of common shares outstanding.  The weighted average number of shares outstanding was 557,474 in 2004 and 553,001 in 2003.  The basic and diluted earnings per share computations are the same for 2004 and 2003.

Comprehensive Income - Comprehensive income consists of net income and other comprehensive income (loss).  Other comprehensive income (loss) includes unrealized gains and losses on securities available for sale, net of tax, which are recognized as a separate component of equity, accumulated other comprehensive income.

Reclassifications - Certain reclassifications have been made to the 2003 consolidated financial statements to conform to the 2004 classifications.

Luxemburg Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1

Summary of Significant Accounting Policies (Continued)

New Accounting Pronouncements - In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment, which replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion 25, Accounting for Stock Issued to Employees.  SFAS No. 123R requires that the cost of share-based payment transactions (including those with employees and nonemployees) be recognized in the financial statements.  SFAS No. 123R applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the entity’s shares or other equity instruments or (2) that require (or may require) settlement by the issuance of an entity’s shares or other equity instruments.  Management expects the adoption of SFAS No. 123R to have an immaterial effect on the consolidated financial statements.

Note 2

Cash and Due From Banks

Cash and cash equivalents in the amount of $669,000 were restricted at December 31, 2004, to meet the reserve requirements of the Federal Reserve System.

In the normal course of business, the Bank maintains cash and due from bank balances with correspondent banks.  Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000.  Total uninsured balances at December 31, 2004, were approximately $4,019,000.  Management believes these financial institutions have strong credit ratings and the credit risk related to these deposits is minimal.

Luxemburg Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 3	Investment Securities

The amortized cost and estimated fair value of investment securities available for sale are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

December 31, 2004

U.S. Treasury securities and
obligations of U.S. government
agencies and corporations	$493,105	$0	($2,805)	$490,300
Obligations of states and
political subdivisions	8,105,899	291,992	(8,125)	8,389,766
Mortgage-related securities	4,781,968	8,577	(40,367)	4,750,178
Corporate debt securities	400,000	0	0	400,000

Total debt securities	13,780,972	300,569	(51,297)	14,030,244
Equity securities	33,359	2,500	(2,184)	33,675

Total	$13,814,331	$303,069	($53,481)	$14,063,919

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

The amortized cost, estimated fair value, and weighted average yield of debt securities available for sale at December 31, 2004, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  The weighted average yield is calculated using the amortized cost of the securities.  Yields on tax-exempt obligations have not been calculated on a tax equivalent basis.

			Weighted
	Amortized Cost	Estimated Fair Value	Average Yield

Due in one year or less	$1,345,109	$1,362,691	4.91%
Due after one year through five years	2,486,817	2,571,866	4.44%
Due after five years through ten years	3,200,871	3,379,991	4.70%
Due after ten years	1,966,207	1,965,519	4.62%

Subtotals	8,999,004	9,280,067
Mortgage-related securities	4,781,968	4,750,177	3.98%

Total debt securities	$13,780,972	$14,030,244	4.40%

Following is a summary of the proceeds from sales of securities available for sale, as well as gross gains and losses for the years ended December 31:

	2004	2003

Proceeds from sales of securities	$2,464,434	$0
Gross gains on sales	223,601	0
Gross losses on sales	0	0

Investment securities with an estimated fair value of $490,300 were pledged to secure public deposits, short-term borrowings, and other purposes required by law as of December 31, 2004.

.

Luxemburg Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 3	Investment Securities(Continued)

The following table shows the fair value and gross unrealized losses of securities at December 31, 2004, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses

December 31, 2004

U.S. Treasury securities
and obligations of U.S.
government agencies and
corporations	$490,300	$2,805	$0	$0	$490,300	$2,805
Obligations of states and
political subdivisions	815,355	8,125	0	0	815,355	8,125
Mortgage-related securities	3,926,224	40,367	0	0	3,926,224	40,367

Total debt securities	5,231,879	51,297	0	0	5,231,879	51,297
Equity securities	0	0	33,675	2,184	33,675	2,184

Total temporarily impaired
securities	$5,231,879	$51,297	$33,675	$2,184	$5,265,554	$53,481

December 31, 2003

U.S. Treasury obligations
and direct obligations of U.S.
government agencies	$248,060	$1,724	$0	$0	$248,060	$1,724
Mortgage-backed securities	14,724,052	188,778	1,716,634	42,646	16,440,686	231,424
Obligations of states and
political subdivisions	563,189	1,811	0	0	563,189	1,811

Total temporarily impaired
securities	$15,535,301	$192,313	$1,716,634	$42,646	$17,251,935	$234,959

At December 31, 2004, 11 debt securities have unrealized losses with aggregate depreciation of 1% from the Company’s amortized cost basis.  These unrealized losses relate principally to the increase in interest rates and are not due to changes in the financial condition of the user.  In analyzing an issuer’s financial condition, management considers whether the securities are issued by a government body or agency, whether a rating agency has downgraded the securities, and industry analysts’ reports.  Since management has the ability to hold debt securities until maturity (or the foreseeable future for securities available for sale), no declines are deemed to be other than temporary.

Luxemburg Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 3	Investment Securities (Continued)

At December 31, 2004, one marketable equity security has an unrealized loss with aggregate depreciation of 6.5% from the Company’s cost basis.  The unrealized loss has existed for more than 12 months and relates to the financial services industry.  Although the issuer has shown declines in earnings as a result of the economy, no credit issues have been identified that cause management to believe the decline in market value is other than temporary.  In analyzing an issuer’s financial condition, management considers industry analysts’ reports, financial performance of the issuer, and projected target prices of investment analysts within a one-year time frame.

Note 4	Loans
The composition of loans at December 31 follows:

	2004	2003

Real estate:
Construction	$12,647,827	$12,373,169
Other	56,138,084	47,563,506
Commercial and industrial	61,792,568	55,242,515
Agricultural	10,367,385	8,965,631
Consumer	10,029,194	9,303,548

Subtotals	150,975,058	133,448,369
Allowance for loan losses	(2,099,587)	(1,880,021)

Loans, net	$148,875,471	$131,568,348

The subsidiary bank in the ordinary course of banking business grants loans to the Company’s executive officers and directors, including their families and companies in which they are principal owners.

Substantially all loans to employees, officers, directors, and stockholders owning 5% or more of the Company were made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others and did not involve more than the normal risk of collectibility or present other unfavorable features.

Luxemburg Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4	Loans (Continued)
Activity in such loans during 2004 is summarized below:

Loans outstanding, December 31, 2003	$2,560,787
New loans	1,467,856
Repayment	(1,322,508)

Loans outstanding, December 31, 2004	$2,706,135

Information regarding impaired and nonperforming loans follows:

	2004	2003

As of December 31:
Impaired loans for which an allowance has been provided	$5,886,249	$6,035,666
Impaired loans for which no allowance has been provided	621,880	835,876
Impairment reserve (included in allowance for loan losses)	960,000	910,000
Nonaccrual loans	1,782,372	4,449,295
Loans over 90 days still accruing	80,000	3,000

For the years ended December 31:
Average investment in impaired loans	7,165,700	4,907,715
Interest income that would have been recognized on an
accrual basis	287,162	195,603
Cash-basis interest income recognized	267,240	72,690

An analysis of the allowance for loan losses for the years ended December 31 follows:
	2004	2003

Balance at beginning	$1,880,021	$1,469,023
Provision charged to operating expense	1,250,000	525,000
Recoveries on loans	20,871	34,316
Loans charged off	(1,051,305)	(148,318)

Balance at end	$2,099,587	$1,880,021

Luxemburg Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4	Loans (Continued)

Under a secondary market loan servicing program with the FHLB, the Company provides a credit enhancement guarantee to reimburse the FHLB for foreclosure losses in excess of the FHLB’s first loss account.  At December 31, 2004, the Company serviced payments on $128,286,807 of first lien residential loan principal for the FHLB.  At December 31, 2004, the maximum Company obligation for such guarantees would be approximately $2,179,000 if total foreclosure losses on the entire pool of loans exceed approximately $316,700.  Although management believes the likelihood of a reimbursement for loss payable to the FHLB to be remote, a recourse liability of $129,812 has been recognized.

Note 5	Mortgage Servicing Rights

Mortgage loans of $129,473,788 and $122,660,653 as of December 31, 2004 and 2003, respectively, were serviced for others.  These loans are not included in the accompanying consolidated balance sheets.  Mortgage servicing rights are capitalized when the serviced loans are sold.  This asset is amortized over the estimated period that servicing income is recognized.  The following is an analysis of changes in mortgage servicing rights:

	2004	2003

Balance, January 1	$1,094,505	$911,708
Capitalized amounts	291,326	1,049,864
Amortization	(588,304)	(486,315)
Change in valuation allowance charged to earnings	0	(380,752)

Balance, December 31	$797,527	$1,094,505

The carrying value of mortgage servicing rights approximates fair value at December 31, 2004 and 2003.

Luxemburg Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6	Premises and Equipment
Details of premises and equipment at December 31 follows:

	2004	2003

Land	$186,538	$186,538
Buildings and improvements	2,954,772	2,904,707
Furniture and equipment	2,950,992	2,706,298
Construction in progress	36,076	0

Totals	6,128,378	5,797,543
Less - Accumulated depreciation	3,213,974	2,844,743

Net depreciated value	$2,914,404	$2,952,800

Depreciation and amortization of premises and equipment charged to operating expense totaled $369,231 in 2004 and $331,104 in 2003.

Note 7	Deposits
The distribution of deposits at December 31 is as follows:

	2004	2003

Non-interest-bearing demand deposits	$23,017,559	$22,259,902
Interest-bearing demand deposits	9,598,664	8,981,848
Savings deposits	38,623,857	34,475,360
Money market deposits	5,517,403	4,425,354
Time deposits	80,853,638	76,860,199

Total deposits	$157,611,121	$147,002,663

Time deposits of $100,000 or more were approximately $24,759,000 and $20,363,000 at December 31, 2004 and 2003, respectively.  Interest expense on time deposits of $100,000 or more was $535,779 and $524,940 for the years ended December 31, 2004 and 2003, respectively.

Luxemburg Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7	Deposits (Continued)
At December 31, 2004, the scheduled maturities of time deposits are as follows:

2005	$56,048,674
2006	18,712,657
2007	2,598,433
2008	2,665,082
Thereafter	828,792

Total	$80,853,638

The Bank, in the ordinary course of business, accepts deposits from directors, officers, and employees of the Bank.  These deposits are made on the same terms, including interest rates, as those prevailing at the time for comparable transactions with others.  Deposits from executive officers and directors totaled approximately $1,416,446 and $1,028,000 at December 31, 2004 and 2003, respectively.

Note 8	Short-Term Borrowings

Short-term borrowings consist of treasury tax and loan deposits of $285,231 and $270,737 at December 31, 2004 and 2003, respectively, which generally mature within 1 to 120 days from the transaction date.

Note 9	Borrowed Funds
Borrowed funds are summarized as follows at December 31:

	2004	2003

FHLB advance, fixed rate of 1.46%, due March 2005	$1,000,000	$0
FHLB advance, fixed rate of 2.32%, due September 2005	1,000,000	0
FHLB advance, fixed rate of 2.63%, due March 2005	1,000,000	0
FHLB advance, fixed rate of 3.26%, due June 2004	0	2,000,000

Total borrowed funds	$3,000,000	$2,000,000

FHLB advances are subject to a prepayment penalty if they are repaid prior to maturity.  The FHLB advances are callable either six months or one year after origination and quarterly thereafter.  The FHLB advances are secured by FHLB stock of $415,400 and $391,300 at December 31, 2004 and 2003, respectively, and a blanket lien consisting principally of one- to four-family real estate loans totaling approximately $33,297,000 and $31,317,000 at December 31, 2004 and 2003, respectively.

Luxemburg Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 10	Income Taxes
The provision for income taxes consists of the following:

	2004	2003

Current tax expense:
Federal	$550,128	$820,410
State	200,007	176,031

Total current	750,135	996,441

Deferred tax credit:
Federal	(148,985)	(91,497)
State	(37,246)	(27,207)

Total deferred	(186,231)	(118,704)

Change in valuation allowance	(6,469)	682

Total provision for income taxes	$557,435	$878,419

A summary of the source of differences between income taxes at the federal statutory rate and the provision for income taxes for the years ended December 31 follows:

	2004		2003
		% of		% of
		Pretax		Pretax
	Amount	Income	Amount	Income

Tax expense at statutory rate	$677,731	34.0	$1,003,145	34.0
Increase (decrease) in taxes resulting from:
Tax-exempt interest	(154,375)	(7.7)	(161,257)	(5.5)
State income taxes - Net of federal
tax benefit	107,422	5.4	98,224	3.3
Cash surrender value of life insurance
in excess of premiums and life
insurance death benefit	(29,004)	(1.5)	(60,190)	(2.0)
Other	(44,339)	(2.2)	(1,503)	0.0

Provision for income taxes	$557,435	28.0	$878,419	29.8

Luxemburg Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 10	Income Taxes (Continued)

Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities net of a valuation allowance for deferred tax assets not likely to be realized.  The major components of net deferred tax assets at December 31 are as follows:

	2004	2003

Deferred tax assets:
Allowance for loan losses	$690,261	$634,111
Deferred compensation	362,674	327,989
Intangible assets	20,202	23,569
Net operating loss carryovers	14,819	21,288
Other	80,286	79,785

Total deferred tax assets	1,168,242	1,086,742

Deferred tax liabilities:
Premises and equipment	(277,285)	(271,511)
Accretion	(2,428)	(2,943)
Mortgage servicing rights	(312,742)	(429,199)
Investments	(42,743)	(36,276)

Total deferred tax liabilities	(635,198)	(739,929)

Unrealized gain on investment securities available for sale	(84,691)	(224,054)

Total valuation allowance recognized for net deferred tax
assets	(14,819)	(21,288)

Net deferred tax asset	$433,534	$101,471

The Company has state net operating loss carryforwards of approximately $284,000.  The net operating losses began to expire in 2004.  The valuation allowance has been recognized to adjust deferred tax assets to the amount of tax net operating losses expected to be realized.  If realized, the tax benefit for this item will reduce current tax expense for that period.

Luxemburg Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 10	Income Taxes (Continued)

During 2004, the Bank resolved a Wisconsin state franchise tax audit initiated during 2003.  Like many Wisconsin financial institutions, the Bank has a Nevada-based subsidiary that holds and manages investment assets which have not been subject to Wisconsin tax.  The Wisconsin Department of Revenue (the “Department”) instituted an audit program specifically aimed at out-of-state bank subsidiaries.  The Department has taken the position that a portion of the income of the out-of-state subsidiaries is taxable in Wisconsin.  After consideration of the cost to litigate and the potential risk of a substantial loss in litigation, the Bank decided to accept a standardized settlement offered by the Department of Wisconsin banks with out-of-state subsidiaries.  The settlement increased the provision for income taxes after federal benefits by $46,000.  The settlement does not substantially change the operations of the subsidiary.

Note 11	Profit Sharing Plan

The Bank has a 401(k) profit sharing plan covering substantially all employees.  The plan provides for discretionary contributions and matching contributions up to 8% of employee compensation; however, all contributions are at the discretion of the Board of Directors.  Profit sharing expense for 2004 and 2003 was $75,398 and $110,535, respectively.

Note 12	Deferred Compensation

The Company has a deferred compensation plan which permits directors to defer a portion of their compensation.  The deferred compensation is accrued but unfunded, is distributable in cash after retirement, and amounted to $924,858 and $836,409 at December 31, 2004 and 2003, respectively.  The Company has insured the lives of the directors who participate in the deferred compensation plan to assist in the funding of the deferred compensation liability.  The Company has also insured the lives of several key employees.  The Company is the owner and beneficiary of the insurance policies.  At December 31, 2004 and 2003, the cash surrender value of these policies was $2,766,783 and $2,291,478, respectively.  The amount charged to operations for deferred compensation was $131,590 and $134,668 for the years ended December 31, 2004 and 2003, respectively.

Note 13	Stock Purchase Plans

The Company adopted two stock purchase plans in 1999, one for employees and one for nonemployee directors.  Employees are given the opportunity to purchase shares at 85% of fair market value at the beginning of the year or on the exercise date, whichever is lower.  Nonemployee directors have the opportunity to purchase the shares at fair market value.  A total of 6,000 shares per year were made available under the employee plan and a total of 10,000 aggregate shares per year were made available under the director plan.  A total of 3,264 shares under the employee plan and 2,011 shares under the director plan were issued in 2004.

Luxemburg Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 14	Accumulated Other Comprehensive Income

The Company’s accumulated other comprehensive income (loss) is comprised of the unrealized gain or loss on securities available for sale, net of tax.  The following shows the activity in accumulated other comprehensive income (loss) for the years ended December 31:

	2004	2003

Accumulated other comprehensive income
at beginning	$434,929	$463,744

Activity:
Unrealized loss on securities available for sale	(409,395)	(45,592)
Reclassification adjustments for gains
realized in income	215,939	0

Subtotals	(193,456)	(45,592)
Tax impact	(76,576)	16,777

Other comprehensive loss	(270,032)	(28,815)

Accumulated other comprehensive income at end	$164,897	$434,929

Note 15	Commitments, Contingencies, and Credit Risk

Stock Redemption Policy - Luxemburg Bancshares, Inc. adopted a stock redemption policy to assist in the establishment of a fair price for its shares.  The Company can redeem stock up to 10% of stockholders’ equity in any 12-month period without specific prior approval from the Federal Reserve Bank.  The redemption price is the fair market value of the stock.

Luxemburg Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 15	Commitments, Contingencies, and Credit Risk (Continued)

The Company’s financial statements do not reflect various commitments and contingent liabilities which arise in the normal course of business and which involve elements of credit risk, interest rate risk, and liquidity risk.  These commitments and contingent liabilities are commitments to extend credit and standby letters of credit.  A summary of the Company’s commitments and contingent liabilities at December 31 is as follows:

	Notional Amount
	2004	2003

Commitments to extend credit:
Fixed	$7,011,000	$6,574,000
Variable	4,690,000	4,722,000
Credit card arrangements	1,289,000	1,402,000
Standby letters of credit:
Fixed	511,000	1,131,000
Variable	773,000	394,000

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Company holds collateral supporting those commitments for which collateral is deemed necessary.  Because these instruments have fixed maturity dates and because many of them expire without being drawn upon, they do not generally present any significant liquidity risk to the Company.

Concentration of Credit Risk

The Company grants residential mortgage, commercial, and consumer loans predominantly in Kewaunee, Brown, and Door Counties, Wisconsin.  There are no significant concentrations of credit to any one debtor or industry group.  Management believes the diversity of the local economy will prevent significant losses in the event of an economic downturn.

Contingencies

In the normal course of business, the Company is involved in various legal proceedings.  In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the consolidated financial statements.

Luxemburg Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 16	Segment Information

The Company, through a branch network of its banking subsidiary, provides a full range of consumer and commercial banking services to individuals, businesses, and farms in northeastern Wisconsin.  These services include demand, time, and savings deposits; safe deposit services; credit cards; notary services; night depository; money orders, traveler’s checks, and cashier’s checks; savings bonds; secured and unsecured consumer, commercial, and real estate loans; ATM processing; cash management; and financial planning.

While the Company’s chief decision makers monitor the revenue streams of various Company products and services, operations are managed and financial performance is evaluated on a companywide basis.  Accordingly, all of the Company’s banking operations are considered by management to be aggregated in one reportable operating segment.

Note 17	Stockholders’ Equity

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

At December 31, 2004, the Bank could have paid approximately $4,353,000 of additional dividends to the Company without prior regulatory approval.  The payment of dividends is subject to the statutes governing state-chartered banks and may be further limited because of the need for the Bank to maintain capital ratios satisfactory to applicable regulatory agencies.

The Company is subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  The Company’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Luxemburg Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 17	Stockholders’ Equity (Continued)

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets and of Tier I capital to average assets.  Management believes, as of December 31, 2004, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2004, the most recent notification from the regulatory agencies categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios of 10.0%, 6.0%, and 5.0%, respectively.  There are no conditions or events since that notification that management believes have changed the institution’s category.

The Company’s and the Bank’s actual and regulatory capital amounts and ratios are as follows:

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2004:
Total capital (to risk-weighted assets):
Consolidated	$19,649,000	11.5%	> $13,623,800	> 8.0%	N/A
Bank of Luxemburg	$18,459,000	10.9%	> $13,572,000	> 8.0%	> $16,965,000	> 10.0%
Tier I capital (to risk-weighted assets):
Consolidated	$17,549,000	10.3%	> $6,811,980	> 4.0%	N/A
Bank of Luxemburg	$16,359,000	9.6%	> $6,786,000	> 4.0%	> $10,179,000	> 6.0%
Tier I capital (to average assets):
Consolidated	$17,549,000	10.0%	> $6,999,700	> 4.0%	N/A
Bank of Luxemburg	$16,359,000	9.0%	> $7,277,400	> 4.0%	> $9,096,750	> 5.0%

December 31, 2003:
Total capital (to risk-weighted assets):
Consolidated	$18,291,000	12.7%	> $11,563,700	> 8.0%	N/A
Bank of Luxemburg	$16,773,000	11.7%	> $11,497,300	> 8.0%	> $14,371,600	> 10.0%
Tier I capital (to risk-weighted assets):
Consolidated	$16,435,000	11.4%	> $5,781,800	> 4.0%	N/A
Bank of Luxemburg	$14,976,000	10.4%	> $5,748,600	> 4.0%	> $8,673,000	> 6.0%
Tier I capital (to average assets):
Consolidated	$16,435,000	9.9%	> $6,622,000	> 4.0%	N/A
Bank of Luxemburg	$14,976,000	9.1%	> $6,582,000	> 4.0%	> $8,227,600	> 5.0%

Luxemburg Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 18	Fair Value of Financial Instruments

Fair value estimates, methods, and assumptions for the Company’s financial instruments are summarized below.

Cash and Cash Equivalents - The carrying values approximate the fair values for these assets.

Investment Securities Available for Sale - Fair value is based on quoted market prices where available.  If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

Loans Receivable and Loans Held for Sale - For certain homogeneous categories of loans, such as fixed-rate residential mortgages, fair value is estimated using the quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics.  The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings.  Impaired loans are measured at the estimated fair value of the expected future cash flows at the loan’s effective interest rate, the loan’s observable market price, or the fair value of the collateral for loans which are collateral dependent.  Therefore, the carrying value of impaired loans approximates the estimated fair value for these assets.

Other Investments - The carrying amount reported in the consolidated balance sheets for other investments approximates the fair value of these assets.

Mortgage Servicing Rights - Fair values were determined using the present value of future cash flows method.  Carrying value approximates fair value.

Cash Surrender Value of Life Insurance - Fair value approximates carrying value.

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

Luxemburg Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 18	Fair Value of Financial Instruments (Continued)
The carrying value and estimated fair value of financial instruments at December 31, 2004 and 2003, were as follows:

	2004		2003
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value

Financial assets:
Cash and cash equivalents	$8,851,435	$8,851,435	$16,542,020	$16,542,020
Securities available for sale	14,063,919	14,063,919	11,325,780	11,325,780
Loans held for sale	51,000	51,000	488,500	488,500
Loans, net	148,875,471	148,643,550	131,568,348	134,325,264
Other investments	563,818	563,818	546,301	546,301
Mortgage servicing rights, net	797,527	797,527	1,094,505	1,094,505
Accrued interest receivable	772,127	772,127	697,002	697,002
Cash surrender value of
life insurance	2,766,783	2,766,783	2,291,478	2,291,478

Total financial assets	$176,742,080	$176,510,159	$164,553,934	$167,310,850

Financial liabilities:
Deposits	$157,611,121	$157,503,411	$147,002,663	$147,555,400
Short-term borrowings	285,231	285,231	270,737	270,737
Borrowed funds	3,000,000	3,005,397	2,000,000	2,012,028
Accrued interest payable	181,545	181,545	159,134	159,134

Total financial liabilities	$161,077,897	$160,975,584	$149,432,534	$149,997,299

Limitations - Fair value estimates are made at a specific point in time based on relevant market information and information about the financial instrument.  These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular instrument.  Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors.  These estimates are subjective in nature and involve uncertainties and matters that could affect the estimates.  Fair value estimates are based on existing on- and off-balance-sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments.  Deposits with no stated maturities are defined as having a fair value equivalent to the amount payable on demand.  This prohibits adjusting fair value derived from retaining those deposits for an expected future period of time.  This component, commonly referred to as a deposit base intangible, is neither considered in the above amounts nor is it recorded as an intangible asset on the balance sheet.  Significant assets and liabilities that are not considered financial assets and liabilities include premises and equipment.  In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.

Luxemburg Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 19	Parent Company Only Financial Statements

The following condensed balance sheets as of December 31, 2004 and 2003, and condensed statements of income and cash flows for the years then ended should be read in conjunction with the consolidated financial statements and footnotes.

Balance Sheets

December 31, 2004 and 2003

Assets	2004	2003

Cash	$506,975	$714,118
Investment securities available for sale, at fair value	433,675	584,662
Other investments at cost	85,168	91,751
Premises and equipment - Net	127,392	135,328
Investment in subsidiaries	16,633,582	15,480,076
Other	7,254	645

TOTAL ASSETS	$17,794,046	$17,006,580

Liabilities and Stockholders’ Equity

Other liabilities	$0	$27,225
Total stockholders’ equity	17,794,046	16,979,355

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$17,794,046	$17,006,580

Luxemburg Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 19	Parent Company Only Financial Statements (Continued)
Statements of Income Years Ended December 31, 2004 and 2003

	2004	2003

Income:
Dividends from subsidiaries	$156,600	$522,440
Interest and dividend income	35,353	26,414
Other operating income	151,337	18,060

Total income	343,290	566,914

Expenses:
Interest	0	111
Other	74,092	87,647

Total expenses	74,092	87,758

Income before credit for income taxes and equity in
undistributed net income of subsidiary	269,198	479,156
Credit for income taxes	(13,540)	(17,676)

Income before equity in undistributed net income of
subsidiary	282,738	496,832
Equity in undistributed net income of subsidiary	1,153,154	1,575,176

Net income	$1,435,892	$2,072,008

Luxemburg Bancshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 19	Parent Company Only Financial Statements (Continued)
Statements of Cash Flows Years Ended December 31, 2004 and 2003

	2004	2003

Cash flows from operating activities:
Net income	$1,435,892	$2,072,008

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,936	11,932
Undistributed earnings of subsidiary	(1,153,154)	(1,575,176)
Stock dividend	0	(7,607)
Gain on sale of investments available for sale	(140,999)	0
Change in other operating assets	(26)	74,244
Change in other liabilities	9,034	(19,813)

Total adjustments	(1,277,209)	(1,516,420)

Net cash provided by operating activities	158,683	555,588

Cash flows from investing activities:
Injection of capital into subsidiary	(200,000)	0
Purchase of investment securities available for sale	(200,000)	0
Sale of investments available for sale	385,343	0
Capital expenditures	0	(5,000)
Sale of premises and equipment to Bank	0	100,904

Net cash provided by (used in) investing activities	(14,657)	95,904

Cash flows from financing activities:
Principal payments on capital lease obligations	0	(16,618)
Dividends paid	(513,141)	(508,930)
Sale of common stock	165,892	137,953
Purchase of treasury stock	(3,920)	(48,000)

Net cash used in financing activities	(351,169)	(435,595)

Net increase (decrease) in cash	(207,143)	215,897
Cash at beginning	714,118	498,221

Cash at end	$506,975	$714,118

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

This item is not applicable.

ITEM 8A.

CONTROLS AND PROCEDURES

(a)

The Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) as of December 31, 2004.  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer has each concluded that the Company’s disclosure controls and procedures are effective to timely alert them to material information relating to the Company (including its consolidated subsidiaries) required to be included in Company filings under the Securities and Exchange Act of 1934, as amended.

In October 2004, in response to a recent regulatory examination of the Bank, the Bank took an additional charge to its loan loss provision of $500,000 above and beyond its normal monthly provision. The additional provision was recorded in the second quarter of 2004 as required by the regulators, and the Company’s second and third quarter Form 10-QSB were amended accordingly. Management believes that the adjustment resulting in the restatement was due to an assessment of certain isolated loans in the Bank’s loan portfolio and does not reflect a material weakness in our disclosure controls or procedures.

(b)

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the controls subsequent to the date of their evaluation.

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Information called for by Item 9 is contained under “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s definitive proxy statement with respect to the 2005 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 (The “2005 Proxy Statement) and which is incorporated herein by reference in response to this item.

Reference is also made to “Executive Officers Of  The Registrant” included at the end of Part I of this Form 10-KSB in partial response to Item 9.

The Company has adopted a code of ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  A copy of the code will be delivered upon request and without charge to persons requesting it.

ITEM 10.

EXECUTIVE COMPENSATION.

The information appearing under “Director Compensation” and “ Executive Compensation” of the 2005 Proxy Statement is incorporated herein by reference in response to this item.

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information appearing under “Beneficial Ownership of Principal Shareholders, Directors and Management”  and “Equity Compensation Plan Information” of the 2005 Proxy Statement is incorporated herein by reference in response to this item.

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information appearing under “Related Transactions” of the 2005 Proxy Statement is incorporated herein by reference in response to this item.

ITEM 13.

EXHIBITS

EXHIBIT NO.	DESCRIPTION

3.1	Amended and Restated Articles of Incorporation, incorporated herein by reference to Exhibit B of the Company’s definitive proxy statement for the annual meeting of shareholders on May 2, 1998
3.2	Bylaws, incorporated herein by reference to Exhibit 3.2 of the Company’s Registration Statement on Form 10-SB
10.1*	1999 Directors Stock Purchase Plan, incorporated herein by reference to exhibit 10.1 of the Company’s quarterly report on Form 10-QSB for the quarter ended June 30, 1999
10.2*	Bank of Luxemburg Incentive Bonus Plan, incorporated herein by reference to exhibit 10.1 of the Company’s quarterly report on Form 10-QSB for the quarter ended March 31, 2003.

10.3*	Form of Director Deferred Fee Agreement, incorporated herein by reference to exhibit 10.1 of the Company’s current report on Form 8-K filed on December 6, 2004.
10.4*	Form of Bank of Luxemburg 2005 Director Deferred Fee Agreement, incorporated herein by reference to exhibit 10.1 of the Company’s current report on Form 8-K filed on January 5, 2005.
10.5*

Form of First Amendment to the Bank of Luxemburg Director Deferred Fee Agreement, incorporated herein by reference to exhibit 10.1 of the Company’s current report on Form 8-K filed on January 15, 2005.

10.6*	Summary of officer compensation.
10.7*	Summary of director compensation.
21	Subsidiaries of the Registrant
31.1	Certification of CEO pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
31.2	Certification of CFO pursuant to section Rule 13a-14(a) under the Securities Exchange Act of 1934 as amended
32.1	Certification of CEO pursuant to 18 U.S.C Section 1350
32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350
99.1	Cautionary statements relating to forward looking statements and risk factors

* A management contract or compensation plan or arrangement.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information appearing under “Audit Committee Report” of the 2005 Proxy Statement is incorporated herein by reference in response to this item.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LUXEMBURG BANCSHARES, INC.

Date:  March 15, 2005

By:

  /s/ John A. Slatky

John A. Slatky

President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 29, 2005.

By:   /s/ John A. Slatky

John A. Slatky

President and Chief Executive Officer and

a Director

By:   /s/ Sheri Knope

Sheri L. Knope

Chief Financial Officer and Accounting Officer

By:  /s/ David L. Luebbers

David L. Luebbers

Vice President and a Director

By:

Thomas J. Rueckl

Chairman of the Board of Directors

By:  /s/ Peter J. Thillman

Peter J. Thillman

Director

By:  /s/ Ronald A. Ledvina

Ronald A. Ledvina

Director

By:  /s/ Lois M. Hoida

Lois M. Hoida

Director

By:   /s/ Stephen L. Seidl

Stephen L. Seidl

Director

By:

Raymond J. Balza

Director

By:  /s/ Donald E. Pritzl

      Donald E. Pritzl

Director