Form 10KSB/A
period 2004-12-31
LUXEMBURG BANCSHARES INC
filed 2005-04-29
CIK 1037265

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-KSB/A

AMENDMENT NO. 1

(Mark One)
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

Documents incorporated by reference.  None

Transitional Small Business Disclosure format (check one):  Yes___  No_X_

EXPLANATORY NOTE

Because definitive proxy soliciting material relating to the Annual Meeting of Shareholders of Luxemburg Bancshares, Inc. (the “Company”) will be filed later than April 30, 2005, the information called for by Items 10, 11, 12 and 13 of Part III of the Company’s Form 10-KSB for the year ended December 31, 2004 is included in this Amendment No. 1 on Form 10-KSB/A to such Form 10-KSB.

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors, Executive Officers, Promoters and Control Persons

The following sets forth information regarding the persons serving as directors of the Company:

The following three directors’ terms expire at the Company’s annual meeting of shareholders in 2005 and have been nominated for re-election as directors for a three year term to expire at the Company’s annual meeting of shareholders in 2008:

RONALD A. LEDVINA – Age 59.  Mr. Ledvina owns and operates Ledvina Farms in a partnership with his brother.  From 1969 to 1975 he was employed by Sentry Insurance as a computer programmer and systems programmer.  He was employed by Northwest Engineering as a computer programming project leader from 1975 through 1980, where he was responsible for financial and manufacturing computer program development.  Mr. Ledvina has been a director of the Bank since 1989 and a director of the Company since 1989.

DAVID L. LUEBBERS – Age 55.  Mr. Luebbers, President and a Director of the Bank, has held numerous officer positions since 1989.  Mr. Luebbers is responsible for overseeing all bank operations and managing the investment portfolio.  Mr. Luebbers also serves as one of the Company’s Vice Presidents.  He has been a director of the Bank and the Company since 2000.

LOIS M. HOIDA – Age 65.  Mrs. Hoida was a Certified Residential Appraiser until she retired in 1998.  She owned Hoida Appraisal Service specializing in rural properties.  From 1989 through 1994 she was employed by L. McDonald Insurance Agency (a subsidiary of the Denmark State Bank) doing appraisals for the Denmark State Bank.  Prior to becoming an appraiser, she was in real estate sales.  Mrs. Hoida now manages the Beacon Offices, a family owned investment, and serves as secretary on the board of directors of the Beacon Center Association.  Mrs. Hoida was elected a director of the Bank and Company in 2003.

The following director’s term expires at the Company’s annual meeting of shareholders in 2005 and has been nominated for re-election as director for a three year term to expire at the Company’s annual meeting of shareholders in 2007:

PETER J. THILLMAN – Age 39.  Mr. Thillman was elected a director of the Bank in July 2004.  He is currently the Director of Economic Development for the City of Green Bay.  From 1995 to 2000, he was employed by the Wisconsin Department of Commerce as a Development Zone Specialist.  Mr. Thillman received his Bachelor of Administration degree from the University of Notre Dame in 1988 and his Masters Degree in Development Studies from Ohio University in 1992.

The following directors have terms expiring at the Company’s annual meeting of shareholders in 2006:

THOMAS J. RUECKL – Age 64.  Mr. Rueckl has been a director of the Bank since 1985 and a director of the company since 1986.  He is currently Chairman of the Company.  From 1963 to 1972, Mr. Rueckl was employed as a Wisconsin licensed funeral director and retail salesman/buyer for the McMahon Funeral Home/Furniture Store in Luxemburg, Wisconsin.  From 1972 to present, he has served as President and one-third owner of the business.

RAYMOND J. BALZA – Age 54.  Mr. Balza was elected a director of the Bank in February 2003.  He has been employed by Packerland Packing Company since 1973.  Positions included serving as Controller and Manager of Financial Reporting.  Mr. Balza received his Bachelor of Science – Business Administration/Accounting Degree from the University of Wisconsin Green Bay in 1973.

DONALD E. PRITZL – Age 63.  Mr. Pritzl was General Manager of Casco FS Cooperative, a farm supply cooperative, with its main office at Casco, Wisconsin and branches at Luxemburg and Forestville until his retirement in 1999.  Casco FS Cooperative is a member of GROWMARK, INC. of Bloomington, Illinois.  Mr. Pritzl began his career as a GROWMARK employee in 1969, as sales manager for Manitowoc Farmco Cooperative, and has been manager of Casco FS Cooperative since 1980.  He has been a director of the Bank since 1992 and a director of the Company since 1993.  He is currently Secretary of the Company.

The following directors have terms expiring at the Company’s annual meeting of shareholders in 2007:

JOHN A. SLATKY – Age 53.  Mr. Slatky is President, Chief Executive Officer and a director of the Company and Vice Chairman of the Bank.  He commenced employment with the Bank in 1984 and has held various executive positions with the Company or the Bank since 1986.  He is a financial representative with the Bank’s Raymond James Financial Services department.  He was employed at the Kimberly State Bank from 1974 through 1983.  Mr. Slatky has been a director of the Company since 1987 and a director of the Bank since 1986.

STEPHEN L. SEIDL – Age 58.  Mr. Seidl was elected to the board of the Bank and Company in 2003.  He has been a real estate broker since 1970.  He is currently owner/partner in ERA Titletown Realtors.  Also managing broker of Seidl and Associates, a division of ERA.  He is President of TCD (Tosa Construction and Development, Inc.) a land development and luxury home building firm.  His community involvement currently includes serving as a member of the board of directors of the Allouez Optimist Club and Bay Lakes Boy Scout Council, Treasurer of the Ashwaubenon Business Association, board member and classroom volunteer of the Brown County Junior Achievement, and Executive Committee member of Advance, Inc., the economic development arm of the Green Bay Chamber of Commerce.

Reference is made to “Executive Officers of the Registrant” included at the end of Part I of the Form 10-KSB in partial response to Item 9.

The Company’s Board of Directors has an Audit Committee established in accordance with section 3(a)(58)(A) of the Exchange Act.  Messrs. Ledvina, Balza and Hoida serve on the Audit Committee.  The Board of Directors has determined that the Board has at least one audit committee financial expert, Raymond Balza, serving on its Audit Committee and that Mr. Balza is an “independent director,” as such term is defined by Rule 4200(a)(14) of the National Association of Securities Dealers’ listing standards.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires the Company’s officers and directors, and persons who own more than ten percent of the Company’s equity securities, to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission.  Officers, directors and greater than then percent shareholders are required to furnish the Company with copies of all Forms 3, 4 and 5 they file.

Based solely on the Company’s review of the copies of such forms it has received, the Company believes that all its officers, directors and greater than ten percent beneficial owners compiled with all filing requirements applicable to them with respect to transactions during fiscal 2004.

Code of Ethics

The Company has adopted a code of ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  A copy of the code will be delivered upon request and without charge to persons requesting it.

ITEM 10.

EXECUTIVE COMPENSATION.

Executive Compensation

The table below sets forth certain information with respect to compensation paid during the years presented to the executive officers who received a total salary and bonus in excess of $100,000 in 2004.

Name and

Annual Compensation

All Other

Principal Position

Year

Salary

Bonus

Compensation (1)

John A. Slatky

2004

$120,664

$5,573

$8,185

President and Chief

2003

$124,798

$16,480

$7,414

Executive Officer

2002

$114,452

$12,912

$5,402

David Luebbers

2004

$102,896

$31,127

$6,695

Vice President

2003

$102,088

$88,943

$6,160

2002

$95,099

$46,617

$4,745

(1)

Represents Company contributions under the Company’s 401(k) and profit sharing plan.

Director Compensation

Non-employee directors are compensated at a rate of $700 per month ($850 per month for the Chairman of the Board).  In addition, all non-employee directors are compensated $150 per meeting attended and $150 per day for the time spent attending to other banking related matters.  Directors may elect to defer their fees pursuant to a deferred compensation plan.

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth the beneficial ownership of outstanding shares of the Company’s common stock as of April 22, 2005 by the Company’s current directors and nominees, the persons named in the compensation table shown below, current directors and executive officers as a group, and each person known to the Company to be the beneficial owner of 5% or more of the Company’s Common Stock.  Except as otherwise indicated, the address of each directors and executive officers listed below is 630 Main Street, Luxemburg, Wisconsin 54217.

	Number of Shares	Percentage of
	Beneficially Owned	Shares Outstanding

Peter A. Thillman	30	*
Raymond J. Balza	825	*
Lois M. Hoida	3,430	*
Sheri L. Knope	285	*
Ronald A. Ledvina	5,578	1.0%
David Luebbers	6,863	1.2%
Willard J. Marchant	44,000	7.9%
P.O. Box 31
Brussels, WI 54204

	Number of Shares	Percentage of
	Beneficially Owned	Shares Outstanding

Donald E. Pritzl	1,551	*
Thomas J. Rueckl	6,748	1.2%
Stephen L. Seidl	1,147	*
John A. Slatky	7,648	1.3%
Nancy Vincent	40,408	7.2%
P.O. Box 480
Luxemburg, WI 54217
All directors and executive
officers as a group (10 persons)	34,105	6.1%

*Less than one percent.

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upoon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in columns)
Equity compensation plans approved by security holders	--	N/A	19,849 (1)
Equity compensation plans not approved by security holders	--	N/A	0
Total	--		19,849

(1)

Includes 6,000 shares available for issuance under the 1999 Employee Stock Purchase Plan and 13,849 shares available for issuance under the 1999 Director Stock Purchase Plan.  Under the 1999 Employee Stock Purchase Plan, eligible employees may purchase shares annually by payroll deductions, subject to certain aggregation limitations, at a purchase price equal to 85% of the lesser of the fair market value of the Company’s Common Stock on the first day or last day of the offering period.  The number of shares available for sale under this plan may be increased on January 1 of each year by an amount equal to the lesser of (i) 6,000 shares, (ii) the number of shares purchased under the plan in the previous year or (iii) a lesser amount determined by the board of directors.  Under the 1999 Directors Stock Purchase Plan, the board of directors may, from time to time, offer directors the opportunity to purchase the Company’s Common Stock, subject to certain aggregation limitations, at an offering price equal to the fair market value, currently set at book value, of the Common Stock.

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Transactions with Directors and Officers

The Company has had, and expects to have in the future, banking transactions in the ordinary course of business with certain of its directors and executive officers and their associates.  As of December 31, 2004, the directors and executive officers of the Company and their associates, as a group, were indebted to the Bank in the aggregate amount of approximately $1,857,950.  All loans included in such transactions were made in the ordinary course of business, on substantially the same terms (including interest rate and collateral) as those prevailing at the time for comparable transactions with other persons, and in the opinion of management of the Company did not involve more than the normal risk of collectibility or present other unfavorable features.

ITEM 13.

EXHIBITS

EXHIBIT NO.	DESCRIPTION

31.1	Certification of CEO pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of CFO pursuant to section Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table summarizes fees for professional services rendered by Wipfli LLP, the Company’s principal accountant for fiscal 2004 and 2003.  Audit related fees consist of accounting assistance/consultation during the year and the Federal Home Loan Bank qualifying collateral exam.  Tax fees consist primarily of tax planning and other non-compliance consultation, including tax audit assistance; and tax compliance, including federal and state tax return preparation.  All Other Fees consist of consultation on the Bank’s employee handbook.

2004

2003

Audit Fees

$48,100

$41,600

Audit Related Fees

$2,030

$1,570

Tax Fees

$4,755

$4,300

All Other Fees

$8,100

$1,625

The Company has adopted an Audit and Non-Audit Services Pre-Approval Policy, which requires the pre-approval by the audit committee of all audit, audit-related, tax and other services to be provided by the Company’s independent auditor.  Pursuant to this policy, the audit committee grants a general pre-approval of certain services for a term of twelve months, specifying the scope and range of fees for such services.  Any service that is not included in this general pre-approval must be otherwise specifically pre-approved by the audit committee.  The audit committee factors in such things as consistency with the Securities Exchange Commission rules on auditor independence, whether the independent auditor is best positioned to provide the most effective and efficient service, and whether the service might enhance the Company’s ability to manage or control risk or improve audit quality in making a determination of whether or not to grant pre-approval.  The audit committee considered that the provision of the above non-audit services is compatible with maintaining the principal accountant’s independence, and satisfied itself as to the accountant’s independence and that all services were pre-approved under the Company’s audit committee pre-approval policy guidelines.  During 2004, all services were pre-approved by the audit committee.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LUXEMBURG BANCSHARES, INC.

Date:  April 29, 2005

By:

/s/ John A. Slatky

John A. Slatky

President and Chief Executive Officer