Form 10QSB
period 2005-03-31
LUXEMBURG BANCSHARES INC
filed 2005-05-12
CIK 1037265

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington. D. C. 20549

Form 10-QSB

(Mark One)

[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005.
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [ X ]   No  [    ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of April 30, 2005:

560,635 shares were outstanding.

Transitional Small Business Disclosure Format (check one):  Yes  [     ]   No  [   X  ]

LUXEMBURG BANCSHARES, INC.

INDEX

Page No.
PART I – FINANCIAL INFORMATION
Item 1 – Financial Statements (Unaudited)
Consolidated Balance Sheets – March 31, 2005 and
December 31, 2004	3

Consolidated Statements of Income – Three Months
Ended March 31, 2005 and 2004	4

Consolidated Condensed Statements of Changes
in Stockholders’ Equity - Three Months Ended
March 31, 2005 and 2004	5

Consolidated Statements of Cash Flow – Three Months
Ended March 31, 2005 and 2004	6

Notes to Consolidated Financial Statements	7 – 9

Item 2 - Management’s Discussion and Analysis or
Plan of Operation	10 – 15

Item 3 - Controls and Procedures	15

PART II - OTHER INFORMATION

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 6 - Exhibits	16

SIGNATURES	17

Item 1:

LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

ASSETS

	March 31,	December 31,
	2005	2004

Cash and due from banks	$ 3,745,481	$ 7,882,821
Interest-bearing deposits	731,075	479,614
Federal funds sold	383,000	489,000
Cash and cash equivalents	4,859,556	8,851,435

Investment securities available for sale-stated at fair value	13,583,544	14,063,919
Loans held for sale	60,000	51,000

Total loans	148,877,963	150,975,058
Allowance for loan losses	(2,182,835)	(2,099,587)
Net loans	146,695,128	148,875,471

Premises and equipment	2,926,644	2,914,404
Other investments at cost	569,518	563,818
Mortgage servicing rights, net	711,754	797,527
Other assets	4,343,212	4,381,506

TOTAL ASSETS	$173,749,356	$ 180,499,080

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:

Non-interest-bearing deposits	$ 21,752,878	$ 23,017,559
Interest-bearing deposits	129,432,646	134,593,562
Total deposits	151,185,524	157,611,121

Short-term borrowings	287,518	285,231
Borrowed funds	2,000,000	3,000,000
Other liabilities	1,869,842	1,808,682

Total liabilities	155,342,884	162,705,034

STOCKHOLDERS’ EQUITY:

Common stock - $1.00 par value:
Authorized - 2,400,000 shares, Issued – 588,917 shares in 2005 and 586,044 shares in 2004	588,917	586,044
Capital surplus	4,629,231	4,539,306
Retained earnings	13,522,198	12,899,878
Accumulated other comprehensive income	62,205	164,897
Treasury stock, at cost - 28,282 shares in 2005 and 2004	(396,079)	(396,079)

Total stockholders’ equity	18,406,472	17,794,046

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 173,749,356	$ 180,499,080

See accompanying notes to consolidated financial statements.

LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004
INTEREST INCOME:

Interest and fees on loans	$ 2,303,123	$ 1,945,849
Interest on investment securities:
Taxable	48,604	27,842
Tax-exempt	116,192	97,972
Other interest and dividend income	20,888	27,785

Total interest income	2,488,807	2,099,448

INTEREST EXPENSE:

Deposits	652,223	570,053
Short-term borrowings	5,996	344
Borrowed funds and capital lease obligation	14,768	20,459

Total interest expense	672,987	590,856

Net interest income	1,815,820	1,508,592
Provision for loan losses	105,000	75,000

Net interest income after provision for loan losses	1,710,820	1,433,592

OTHER INCOME:

Service charges on deposit accounts	156,867	95,768
Loan fees	57,968	46,351
Mortgage underwriting fees - secondary market	26,114	33,876
Loan servicing fee income	15,583	46,520
Gain on sale of loans	20,952	53,066
Commission and managed fees	130,211	105,549
Gain on Sale of Investments	192,892	0
Other operating income	154,218	85,719

Total other income	754,805	466,849

OPERATING EXPENSES:

Salaries and related benefits	883,197	818,471
Net occupancy expense	95,988	101,214
Equipment rentals, depreciation, and maintenance	95,095	109,933
Data processing	77,527	57,459
Other operating expenses	373,874	265,373

Total operating expenses	1,525,681	1,352,450

Income before provision for income taxes	939,944	547,991
Provision for income taxes	317,624	185,101

Net income	$ 622,320	$ 362,890

Dividends per common share	$0.00	$0.00
Basic earnings per common share	$1.11	$.65

See accompanying notes to consolidated financial statements.

LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF

CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Three Months Ended March 31, 2005		Three Months Ended March 31, 2004

	Shares	Equity Total	Shares	Equity Total

Balance – Beginning of period	586,044	$ 17,794,046	580,769	$16,979,355

Issuance of common stock	2,873	92,798	5,275	165,892

Purchase of Treasury Stock		0		(3,920)

Comprehensive income:
Net Income		622,320		362,890
Other comprehensive income (loss) - Change in
net unrealized gain on securities available for sale		(102,692)		36,787

Total comprehensive income		519,628		399,677

Balance - End of period	588,917	$ 18,406,472	586,044	$17,541,004

See accompanying notes to consolidated financial statements.

LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$ 622,320	$ 362,890
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	65,913	83,847
Accretion of discounts on securities	7,962	(492)
Amortization of premiums on securities	780	1,885
Provision for loan losses	105,000	75,000

    Stock dividend on other investments at cost

    Proceeds from sales of loans held for sale

    Originations of loans held for sale

    (Gain) on sale of loans held for sale

    Change in operating assets and liabilities:

        Mortgage servicing rights

        Other assets

	(5,700) 3,294,632 (3,282,680) (20,952) 85,773 (154,598)	(6,300) 5,686,201 (5,865,471) (53,066) 44,657 (17,742)
Other liabilities	114,722	29,613

Total adjustments	210,852	(21,868)

Net cash provided by operating activities	833,172	341,022

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of securities available for sale	660,112	774,400
Purchase of securities available for sale	(151,841)	(1,865,153)
Net decrease (increase) in loans	2,075,343	(6,227,554)
Capital expenditures	(78,153)	(157,881)

Net cash provided by (used in) investing activities	2,505,461	(7,476,188)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in deposits	(6,425,597)	(1,516,423)
Net increase (decrease) in short-term borrowings	2,287	(201,313)
Director and employee stock purchase plan	92,798	165,892
Proceeds from borrowed funds	0	2,000,000
Principal payments on borrowed funds	(1,000,000)	0
Purchase of treasury stock	0	(3,920)

Net cash provided by (used in) financing activities	(7,330,512)	444,236

Net decrease in cash and cash equivalents	(3,991,879)	(6,690,930)
Cash and cash equivalents at beginning	8,851,435	16,542,020

Cash and cash equivalents at end	$ 4,859,556	$ 9,851,090

Supplemental information:

Cash paid during the period for:
Interest	$ 628,871	$ 567,194
Income taxes	$ 163,906	$ 233,086

See accompanying notes to consolidated financial statements

LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The consolidated financial statements for interim periods are unaudited; however, in the opinion of the management of Luxemburg Bancshares, Inc. (“Company”), all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation have been included. Refer to the Notes to Consolidated Financial Statements which appear in the Company’s Form 10-KSB for the Fiscal Year ended December 31, 2004 for the Company’s accounting policies which are pertinent to these financial statements.

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

Certain reclassifications have been made to the 2004 consolidated financial statements to conform to the 2005 classifications.

For purposes of reporting cash flows, the Company considers cash on hand, interest-bearing and non-interest bearing deposits in banks and federal funds sold as cash and cash equivalents.

Earnings per common share are based upon the weighted average number of common shares outstanding.  The weighted average number of shares outstanding was 560,443 in March 2005 and 556,152 in March 2004. The basic and diluted earnings per share are the same for 2005 and 2004.

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

Mortgage Servicing Rights

Mortgage servicing rights  (MSR's) are established on loans (primarily mortgage loans) that we originate and sell, but continue to service as we collect the payments.  Generally accepted accounting principles require that the Company recognize as income the estimated fair market value of the asset when originated. The estimated value of MSR's is the present value of future net cash flows from the servicing relationship using current market assumptions for factors such as prepayments and servicing costs. As the loans are repaid and the servicing revenue is earned,  MSR's are amortized.  Net servicing revenues and newly originated MSR's generally exceed this amortization expense.  However, if actual prepayment experience is greater than anticipated and new loan volume declines, net servicing revenues may be less than expected and a charge to earnings may result. In December 2004, the Bank analyzed the estimated life of the servicing portfolio and the estimated duration of the mortgage servicing rights asset. The estimated life was increased from 4.5 years to 6.5 years due to the decrease of  loan repayment speeds resulting from changes in the loan portfolio and the mortgage interest rate market. Management does not intend to sell mortgage servicing rights.

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

	Notional Amount
	March 31, 2005	December 31, 2004

Commitments to extend credit	$526,700	$11,701,000
Credit card arrangements	1,732,753	1,289,000
Standby letters of credit	2,204,342	1,284,000

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

The Company’s commitments to sell residential mortgage loans to the secondary market and commitments to fund such loans to individual borrowers represent mortgage derivatives.  Commitments outstanding at March 31, 2005 were $526,700.

NOTE 3: ACCOUNTING CHANGES:

None

Item 2:

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES

SELECTED QUARTERLY FINANCIAL DATA

	Three Months Ended March 31,
	2005	2004

Net Earnings	$ 622,320	$ 362,890
Average Consolidated Balance Sheet Items:
Loans	146,748,371	128,963,956
Taxable Investment Securities	5,566,603	3,153,606
Fed Funds Sold	315,667	3,425,231
Municipal Loans & Investments	10,761,229	10,453,078
Other Earning Assets	1,061,977	2,864,632
Total Earning Assets	164,453,847	148,860,503
Total Assets	177,750,381	166,904,562
Interest Bearing Deposits	132,166,397	125,650,167
Borrowings	3,505,466	2,855,459
Shareholders’ Equity	18,293,549	17,402,603

Key Ratios:
Average Equity to Average Total Assets	10.29%	10.43%
Return on Average Total Assets	1.42%	.87%
Return on Average Equity	13.80%	8.39%
Net Interest Margin	4.48%	4.08%

NET INTEREST INCOME

Net interest income, the principle source of earnings, is the amount by which interest generated by earning assets exceeds the interest costs of liabilities obtained to fund them. As shown below, net interest income has increased 20.4% to $1,815,820 for the three months ended March 31, 2005 from $1,508,592 for the three months ended March 31, 2004. The net interest income increased $160,669 due to volume and increased $146,559 due to an increase in the interest rates.  Approximately $66,000 of the rate increase is due to collection of interest on a non-accrual loan portfolio.  As noted above, average assets for the three months ended March 31, 2005 were $177,750,381 compared to average assets for the three months ended March 31, 2004 of $166,904,562.

	Three Months Ended March 31,
	2005	2004
Interest Income	$ 2,488,807	$ 2,099,448
Interest Expense	672,987	590,856
Net Interest Income	$ 1,815,820	$ 1,508,592

Net Interest Margin	4.48%	4.08%

RATE/VOLUME ANALYSIS

The impact of changes in volume and interest rates on net interest income for the three months ended March 31, 2005 is illustrated in the following table:

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004.

Increase in Net Interest Income
	Net Change	Due To Rate	Due To Volume
Interest Income	$ 389,359	$ 202,292	$ 187,067
Interest Expense	82,131	55,733	26,398
Net Interest Income	$ 307,228	$ 146,559	$ 160,669

Interest rates on the Bank’s average earning assets and interest bearing liabilities were generally higher for the three months ended March 31, 2005 compared to the three months ended March 31, 2004.  Average earning assets had an average yield of 6.14% at March 31, 2005 as compared to 5.67% at March 31, 2004.  Average interest bearing liabilities had an average rate of 2.01% at March 31, 2005 as compared to 1.85% at March 31, 2004.  Average earning assets increased 10.5% to $164,453,847 for the three months ended March 31, 2005 compared to $148,860,503 for the three months ended March 31, 2004. Interest bearing liabilities increased 5.6% to $135,671,863 for the three months ended March 31, 2005 compared to $128,505,626 for the three months ended March 31, 2004.

OPERATING RESULTS

Net income for the three months ended March 31, 2005, was $622,320 compared to $362,890 for the three months ended March 31, 2004.  The increase of $259,430 reflects a gain on sale of securities of $192,892. The gain on sale of securities included $181,792 that related to the Pulse/Discover merger payout for the shares of the previously issued Tyme Corporation stock, which was owned by the bank. The increase in net interest income of $307,228 for the three months ended March 31, 2005, compared to the three months ended March 31, 2004 is discussed in “Net Interest Income” and “Rate/Volume Analysis” elsewhere in this report.

Total operating expenses increased 12.8% from $1,352,450 for the three months ended March 31, 2004 to $1,525,681 for the three months ended March 31, 2005.   Salaries and related benefits increased 7.9% to $883,197 for the three months ended March 31, 2005 compared to $818,471 for the three months ended March 31, 2004.  Increases over 2004 salaries were due to the following:  annual raises, the addition of 3 full-time equivalent employees, annual increase in insurance and more employees using health insurance benefits.  Other operating expenses for the three months ended March 31, 2005 increased 40.9% to $373,874 from $265,373 for the three months ended March 31, 2004 because of increases in other real estate expenses, accounting fees, and other professional fee expenses.  The increase in accounting fees and professional fees can be tied to increased regulation under the Sarbanes-Oxley Act.

ALLOWANCE FOR LOAN LOSSES

The amount charged to the provision for loan losses by the Company is based on management’s evaluation as to the amounts required to maintain an allowance adequate to provide for potential losses inherent in the loan portfolio. The level of this allowance is dependent upon the total amount of past due and non-performing loans, general economic conditions and management’s assessment of potential losses based upon internal credit evaluations of the loan portfolio and particular loans.  Company management allocated the allowance based on an assigned risk factor for each category of loans and adjusting the allocation by potential losses of individual loans.  Loans are entirely to borrowers in Northeast Wisconsin with the exception of purchased loans.

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

At March 31, 2005 the Company had $8,000 in loans past due 90 days or more that were still accruing interest as compared to $63,000 for March 31, 2004.  At March 31, 2005 the Company had one loan that met the definition of troubled debt restructuring contained in SFAS No. 15.  In 2004 the Company had two loans that met the definition of troubled debt restructuring contained in SFAS No. 15. In addition, for each period ending as of March 31, 2005 and March 31, 2004 seven loans total were considered to be impaired under SFAS Nos 114 and 118.  The Bank had $968,000 of non-accrual loans at March 31, 2005, $1,782,000 at December 31, 2004 and $2,703,000 of non-accrual loans at March 31, 2004.

During the three months ended March 31, 2005, $105,000 was charged to the provision for loan losses compared to $75,000 for the three months ended March 31, 2004. At March 31, 2005 the allowance was $2,182,835 or 1.47% of total loans. This compares to an allowance of $1,950,739 or 1.40% of total loans as of March 31, 2004.  For the three months ended March 31, 2005 the Company had net charge-offs of $22,000 compared to net charge offs of $4,000 for the three months ended March 31, 2004.

The following table summarizes loan charge-offs and recoveries by type of loan for the three months ended March 31, 2005 and 2004:

Loan Type	March 31, 2005		March 31, 2004
	Charge-Off	Recovery	Charge-Off	Recovery

Real Estate	$ 0	$ 0	$ 0	$ 0
Commercial and Industrial	0	0	7,000	0
Agricultural	0	0	0	0
Consumer	28,000	6,000	2,000	5,000

TOTALS	$ 28,000	$ 6,000	$9,000	$5,000

The Bank has allocated its allowance for loan losses at the end of each period presented as follows:

	March 31, 2005		March 31, 2004
Balance at End of Period Applicable to:		% of Loans to Total		% of Loans to Total
	Amount	Loans	Amount	Loans
Commercial and agricultural	$332,000	68%	$189,000	70%
Real estate-construction	2,000	3%	6,000	2%
Real estate-mortgage	8,000	13%	33,000	12%
Consumer	69,000	16%	45,000	16%

Total Domestic	411,000		273,000

Specific Loan Allocation	1,160,000		1,063,000
Unallocated	612,000		615,000

TOTALS	$ 2,183,000	100%	$ 1,951,000	100%

The unallocated allowance for loan losses includes reserve allocations related to commercial loan growth, changes in lending policy and procedures, levels and trends for delinquency and non-accruals, national and local economic trends and the experience and ability of the loan department.

LIQUIDITY AND INTEREST RATE SENSITIVITY

The Company must maintain an adequate liquidity position in order to respond to the short-term demand for funds caused by withdrawals from deposit accounts, extensions of credit and for the payment of operating expenses.  Maintaining this position of adequate liquidity is accomplished through the management of a combination of liquid assets; those which can be converted into cash and access to additional sources of funds.  Primary liquid assets of the Company are cash and due from banks, federal funds sold, investments held as “available for sale” and maturing loans. Federal funds purchased and loans from the Federal Home Loan Bank system represent the Company’s primary source of immediate liquidity and were maintained at a level to meet immediate needs.  Federal funds sold averaged approximately $315,667 and $3,425,231 for the three months ended March 31, 2005 and 2004, respectively.   Maturities in the Company’s loan and investment portfolios are monitored regularly to avoid matching short-term deposits with long-term loans and investments. Other assets and liabilities are also monitored to provide the proper balance between liquidity, safety, and profitability.  This monitoring process must be continuous due to the constant flow of cash that is inherent in a financial institution.

The Company actively manages its interest rate sensitive assets and liabilities to reduce the impact of interest rate fluctuations. In addition, the Company monitors the interest rates paid on certificates of deposit as advertised by its competitors and strives to pay competitive interest rates to retain and attract certificates of deposit. Should competitive pressures dictate, the Company may have to increase rates paid to retain the certificates of deposit that mature in the next year and any increase in interest rates paid on certificates of deposit may reduce future Company earnings. The Company also monitors the assets and liabilities that reprice each month to determine the impact on future earnings from anticipated repricings. At March 31, 2005 the Company’s rate sensitive liabilities exceed rate sensitive assets due within one year by $17,443,000.

The Company experienced a decrease in cash and cash equivalents, its primary source of liquidity, of $3,991,879 for the three months ended March 31, 2005. The primary source of cash flow for the three months ended March 31, 2005 was cash provided by a decrease in loan principal of $2,075,343. Cash outflow for the three months ended March 31, 2005 was primarily used for financing activities, specifically decrease in deposits of $6,425,597 and principal payments on borrowed funds of $1,000,000.  The Company’s management believes its liquidity sources are adequate to meet its operating needs and does not know of any trends, events or uncertainties that may result in a significant adverse effect on the Company’s operations or liquidity position.

The following table illustrates the projected maturities and the repricing mechanisms of the major asset/liability categories of the Company as of March 31, 2005, based on certain assumptions. No prepayment rate assumptions have been made for the loan portfolio.  Maturities and repricing dates for investments have been projected by applying the assumptions set forth below to contractual maturities and repricing dates.

	1 Year or Less	1 - 5 Years	5 – 10 Years	After 10 Years

Interest Earning Assets:
Short Term Investments	$ 1,114,000
Investment Securities	3,459,000	$ 4,906,000	$ 3,520,000	$ 1,699,000
Loans
Variable Rate	15,168,000	14,435,000	698,000	2,679,000
Real Estate-Construction	4,019,000	223,000
Real Estate-Other	6,092,000	13,091,000	206,000	311,000
Commercial and Industrial	24,801,000	26,869,000	279,000	2,030,000
Agricultural	3,627,000	5,509,000	358,000	1,164,000
Consumer	3,813,000	18,445,000	552,000	73,000
Municipals	43,000	309,000	1,961,000	-0-
Other	570,000	-0-	-0-	-0-

Total Interest Earning Assets	$ 62,706,000	$ 83,787,000	$ 7,574,000	$ 7,956,000

Interest Bearing Liabilities:
Interest Bearing Demand				$ 8,665,000
Savings Deposits	$ 11,198,000			26,128,000
Money Market Accounts	1,471,000			3,431,000
Certificates of Deposit	47,671,000	$ 9,080,000
Jumbo CD’s	18,521,000	3,268,000
Other	1,288,000	1,000,000	-0-	-0-

Total Interest Bearing Liabilities	$ 80,149,000	$13,348,000	$ -0-	$38,224,000

Interest Sensitivity Gap per Period	$(17,443,000)	$70,439,000	$ 7,574,000	$(30,268,000)

Cumulative Interest Sensitivity
Gap	$(17,443,000)	$52,996,000	$60,570,000	$ 30,302,000

Interest Sensitivity Gap as a
Percentage of Earning Assets	(10.77)%	43.47%	4.67%	(18.68%)

Cumulative Sensitivity Gap as a
Percentage of Earning Assets	(10.77)%	32.71%	37.38%	18.70%

OFF-BALANCE SHEET ARRANGEMENTS

At March 31, 2005, there have been no substantive changes with respect to the Company’s off-balance sheet activities. See Note 2 to the Consolidated Financial Statements for a description of the Company’s financial instruments with off-balance sheet risk. Based upon the off-balance sheet arrangements with which it is presently involved, the Company does not believe that such off-balance sheet arrangements either have, or are reasonably likely to have, a material impact on its current or future financial condition, results of operation, liquidity or capital.

Item 3.

  Controls and Procedures

(a)

The Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) as of March 31, 2005.  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer has each concluded that the Company’s disclosure controls and procedures are effective to timely alert them to material information relating to the Company (including its consolidated subsidiaries) required to be included in Company’s filings under the Securities and Exchange Act of 1934, as amended.

(b)

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the controls subsequent to the date of their evaluation.

PART II - OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

On January 7, 2005, the Company sold 2,873 shares of stock at $32.30 per share to employees of the Bank pursuant to the Company’s 2000 Employee Stock Purchase Plan.  The Plan is a qualified stock purchase plan under Section 423 of the Internal Revenue Code, and allows employees to purchase stock at 85% of fair market value.  The offering was exempt from registration under the Securities Act of 1933 pursuant to Section 3(a)(11) of the Act and Rule 147 thereunder, because all employees are residents of the State of Wisconsin.  Resale of the stock is restricted for nine (9) months to residents of the State of Wisconsin.

Item 6.     Exhibits

Exhibits

31.1 Rule 13a-14(a) Certification of CEO

31.2 Rule 13a-14(a) Certification of CFO

32.1 Section 1350 Certification of CEO

32.2 Section 1350 Certification of CFO

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LUXEMBURG BANCSHARES, INC.
(Registrant)

/s/ John A. Slatky	/s/ Sheri L. Knope
John A. Slatky,	Sheri L. Knope, CPA, CIA,
President and Chief Executive Officer	Chief Financial Officer

Date: May 11, 2005	Date: May 11, 2005