Form 10QSB
period 2005-06-30
LUXEMBURG BANCSHARES INC
filed 2005-08-12
CIK 1037265

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington. D. C. 20549

Form 10-QSB

(Mark One)

[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [ X ]   No  [    ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of July 30, 2005:

560,635 shares were outstanding.

Transitional Small Business Disclosure Format (check one):  Yes  [     ]   No  [   X  ]

LUXEMBURG BANCSHARES, INC.

INDEX

Page No.
PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements (Unaudited)
Consolidated Balance Sheets – June 30, 2005 and
December 31, 2004	3

Consolidated Statements of Income – Three Months & Six Months
Ended June 30, 2005 and 2004	4

Consolidated Condensed Statements of Changes
in Stockholders’ Equity – Six Months Ended
June 30, 2005 and 2004	5

Consolidated Statements of Cash Flow – Six Months
Ended June 30, 2005 and 2004	6

Notes to Consolidated Financial Statements	7 – 9

Item 2 - Management’s Discussion and Analysis or
Plan of Operation	10 – 16

Item 3 - Controls and Procedures	17

PART II - OTHER INFORMATION

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 6 – Exhibits	18

SIGNATURES	18

Item 1:

LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

ASSETS

	June 30,	December 31,
	2005	2004

Cash and due from banks	$ 6,159,583	$ 7,882,821
Interest-bearing deposits	279,377	479,614
Federal funds sold	3,326,000	489,000
Cash and cash equivalents	9,764,960	8,851,435

Investment securities available for sale-stated at fair value	15,146,164	14,063,919
Loans held for sale	624,290	51,000

Total loans	149,048,444	150,975,058
Allowance for loan losses	(2,273,181)	(2,099,587)
Net loans	146,775,263	148,875,471

Premises and equipment	3,064,757	2,914,404
Other investments at cost	560,801	563,818
Mortgage servicing rights, net	623,076	797,527
Other assets	4,517,765	4,381,506

TOTAL ASSETS	$181,077,076	$ 180,499,080

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:

Non-interest-bearing deposits	$ 22,150,255	$ 23,017,559
Interest-bearing deposits	136,324,878	134,593,562
Total deposits	158,475,133	157,611,121

Short-term borrowings	214,507	285,231
Borrowed funds	2,000,000	3,000,000
Other liabilities	1,831,573	1,808,682

Total liabilities	162,521,213	162,705,034

STOCKHOLDERS’ EQUITY:

Common stock - $1.00 par value:
Authorized - 2,400,000 shares, Issued – 588,917 shares in 2005 and 586,044 shares in 2004	588,917	586,044
Capital surplus	4,629,231	4,539,306
Retained earnings	13,636,539	12,899,878
Accumulated other comprehensive income	97,255	164,897
Treasury stock, at cost - 28,282 shares in 2005 and 2004	(396,079)	(396,079)

Total stockholders’ equity	18,555,863	17,794,046

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 181,077,076	$ 180,499,080

See accompanying notes to consolidated financial statements.

LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME – (UNAUDITED)

Three Months Ended June 30,

Six Months Ended June 30,

	2005	2004	2005	2004
INTEREST INCOME:

Interest and fees on loans	$ 2,296,486	$ 1,992,189	$ 4,599,609	$ 3,938,038
Interest on investment securities:
Taxable	56,259	39,737	104,863	67,579
Tax-exempt	112,846	89,271	229,038	187,243
Other interest and dividend income	41,247	18,413	62,135	46,198

Total interest income	2,506,838	2,139,610	4,995,645	4,239,058

INTEREST EXPENSE:

Deposits	816,610	562,248	1,468,833	1,132,301
Short-term borrowings	1,802	3,553	7,798	3,897
Borrowed funds and capital lease obligation	12,512	26,716	27,280	47,175

Total interest expense	830,924	592,517	1,503,911	1,183,373

Net interest income	1,675,914	1,547,093	3,491,734	3,055,685
Provision for loan losses	105,000	575,000	210,000	650,000

Net interest income after provision for loan losses	1,570,914	972,093	3,281,734	2,405,685

OTHER INCOME:

Service charges on deposit accounts	184,350	154,033	341,217	249,801
Loan fees	49,627	56,583	107,595	102,934
Mortgage underwriting fees - secondary market	27,897	50,404	54,011	84,280
Loan servicing fee income	23,772	58,915	39,355	105,435
Gain on sale of loans	15,943	46,259	36,895	99,325
Commission and managed fees	122,827	99,422	253,038	204,971
Other operating income	119,086	94,876	466,196	180,595

Total other income	543,502	560,492	1,298,307	1,027,341

OPERATING EXPENSES:

Salaries and related benefits	887,416	856,209	1,770,614	1,674,680
Net occupancy expense	88,079	97,572	184,067	198,786
Equipment rentals, depreciation, and maintenance	95,482	109,971	190,577	219,904
Data processing	61,539	80,548	139,066	138,007
Other operating expenses	448,257	312,521	822,130	577,894

Total operating expenses	1,580,773	1,456,821	3,106,454	2,809,271

Income before provision for income taxes	533,643	75,764	1,473,587	623,755
Provision for income taxes	161,409	(59,267)	479,033	125,834

Net income	$ 372,234	$ 135,031	$ 994,554	$ 497,921

Basic earnings per common share	$0.66	$0.24	$1.77	$0.89
Dividends per common share	$0.46	$0.46	$0.46	$0.46

See accompanying notes to consolidated financial statements.

LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF

CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Six Months Ended June 30, 2005		Six Months Ended June 30, 2004

	Shares	Equity Total	Shares	Equity Total

Balance – Beginning of period	586,044	$ 17,794,046	580,769	$16,979,355

Issuance of common stock	2,873	92,798	5,275	165,892

Purchase of Treasury Stock		0		(3,920)

Comprehensive income:
Net Income		994,554		497,921
Other comprehensive income (loss) - Change in
net unrealized gain on securities available for sale		(67,643)		(189,496)

Total comprehensive income		926,911		308,425

Dividends paid		257,892		256,571

Balance - End of period	588,917	$ 18,555,863	586,044	$17,193,181

See accompanying notes to consolidated financial statements.

LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended	Six Months Ended
	June 30, 2005	June 30, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$ 994,554	$ 497,921
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	131,749	173,118
Accretion of discounts on securities	(2,023)	2,670
Amortization of premiums on securities	27,228	2,572
Provision for loan losses	210,000	650,000
Stock dividend on other investments at cost	(11,388)	(12,100)
Proceeds from sales of loans held for sale	5,730,598	19,010,102
Originations of loans held for sale	(6,266,993)	(18,699,077)
Gain on sale of loans held for sale	(36,895)	(99,325)
Change in operating assets and liabilities:
Mortgage servicing rights	174,451	102,521
Other assets	(314,746)	(3,476)
Other liabilities	58,149	(62,284)

Total adjustments	(299,870)	1,064,721

Net cash provided by operating activities	694,684	1,562,642

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of securities available for sale	1,355,073	1,442,673
Purchase of securities available for sale	(2,372,531)	(3,115,729)
Net decrease (increase) in loans	1,890,208	(12,969,618)
Capital expenditures	(282,102)	(206,292)

Net cash provided by (used in) investing activities	590,648	(14,848,966)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	864,012	5,373,667
Net increase (decrease) in short-term borrowings	(70,724)	1,598,139
Director and employee stock purchase plan	92,798	165,892
Proceeds from borrowed funds	0	2,000,000
Principal payments on borrowed funds	(1,000,000)	(2,000,000)
Dividends paid	(257,893)	(256,571)
Purchase of treasury stock	0	(3,920)

Net cash provided by (used in) financing activities	(371,807)	6,877,207

Net increase (decrease) in cash and cash equivalents	913,525	(6,409,117)
Cash and cash equivalents at beginning of period	8,851,435	16,542,020

Cash and cash equivalents at end of period	$ 9,764,960	$ 10,132,903

Supplemental information:

Cash paid during the period for:
Interest	$ 1,512,746	$ 1,185,365
Income taxes	$ 446,224	$ 466,084
Loans transferred to other real estate	$ 0	$ 208,888

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

Earnings per common share are based upon the weighted average number of common shares outstanding.  The weighted average number of shares outstanding was 560,540 for the six months ended June 30, 2005 and 557,183 for the six months ended June 30, 2004. The basic and diluted earnings per share are the same for 2005 and 2004.

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

	Notional Amount
	June 30, 2005	December 31, 2004

Commitments to extend credit	$1,192,750	$11,701,000
Credit card arrangements	1,873,603	1,289,000
Standby letters of credit	2,104,152	1,284,000

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

The Company’s commitments to sell residential mortgage loans to the secondary market and commitments to fund such loans to individual borrowers represent mortgage derivatives.  Commitments outstanding at June 30, 2005 were $1,192,750.

NOTE 3: ACCOUNTING CHANGES:

None

Item2:

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

LUXEMBURG BANCSHARES, INC. AND SUBSIDIARIES

SELECTED QUARTERLY FINANCIAL DATA

Three Months Ended June 30,		Six Months Ended June 30,
2005	2004	2005	2004

Net Earnings	$ 372,234	$ 135,031	$ 994,554	$ 497,921
Average Consolidated Balance Sheet Items:
Loans	145,408,193	139,567,885	146,072,085	134,263,128
Taxable Investment Securities	6,267,660	4,216,796	5,919,074	3,685,182
Fed Funds Sold	3,233,775	523,233	1,789,121	1,972,709
Municipal Loans & Investments	10,525,761	9,642,353	10,642,834	10,047,706
Other Earning Assets	920,809	1,961,904	990,127	2,414,131
Total Earning Assets	166,356,198	155,912,171	165,413,241	152,382,856
Total Assets	178,837,288	173,217,940	178,299,290	170,062,518
Interest Bearing Deposits	134,598,968	126,260,733	133,396,789	125,952,706
Borrowings	2,229,133	4,916,071	2,863,689	3,891,095
Shareholders’ Equity	18,543,394	17,435,443	18,418,471	17,419,023

Key Ratios:
Average Equity to Average Total Assets	10.37%	10.07%	10.33%	10.24%
Return on Average Total Assets	0.83%	.31%	1.12%	.59%
Return on Average Equity	8.03%	3.11%	10.80%	5.75%
Net Interest Margin	4.04%	3.99%	4.26%	4.02%

NET INTEREST INCOME

Net interest income, the principle source of earnings, is the amount by which interest generated by earning assets exceeds the interest costs of liabilities obtained to fund them. As shown below, net interest income has increased 8.3% to $1,675,914 for the three months ended June 30, 2005 from $1,547,093 for the three months ended June 30, 2004. Net interest income has increased $436,049 or 14.3% to $3,491,734 for the six months ended June 30, 2005, from $3,055,685 for the six months ended June 30, 2004.  Net interest income for the quarter ended June 30, 2005 increased $84,042 due to volume and increased $44,779 due to an increase in the interest rates.  Approximately $66,000 of the rate increase is due to collection of interest on a non-accrual loan portfolio.  As noted above, average assets for the six months ended June 30, 2005 were $178,299,290 compared to average assets for the six months ended June 30, 2004 of $170,062,518.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Interest Income	$ 2,506,838	$ 2,139,610	$ 4,995,645	$ 4,239,058
Interest Expense	830,924	592,517	1,503,911	1,183,373
Net Interest Income	$ 1,675,914	$ 1,547,093	$ 3,491,734	$ 3,055,685

Net Interest Margin	4.04%	3.99%	4.26%	4.02%

RATE/VOLUME ANALYSIS

The impact of changes in volume and interest rates on net interest income for the three and six months ended June 30, 2005 is illustrated in the following table:

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004.

                                                                         Increase (Decrease) in Net Interest Income

	Net Change	Due To Rate	Due To Volume
Interest Income	$ 367,228	$ 251,583	$ 115,645
Interest Expense	238,407	206,804	31,603
Net Interest Income	$ 128,821	$ 44,779	$ 84,042

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004.

                                                                         Increase (Decrease) in Net Interest Income

	Net Change	Due To Rate	Due To Volume
Interest Income	$ 756,587	$ 392,381	$ 364,206
Interest Expense	320,538	262,517	58,021
Net Interest Income	$ 436,049	$ 129,864	$ 306,185

Interest rates on the Bank’s average earning assets and interest bearing liabilities were generally higher for the three months and six months ended June 30, 2005 compared to the three months and six months ended June 30, 2004.  For the three months ended June 30, 2005 and 2004, average earning assets had an average yield of 6.04% and 5.52%, respectively. For the six months ended June 30, 2005 and 2004, average earning assets had an average yield of 6.09% and 5.58% respectively. For the three months ended June 30, 2005 and 2004, average interest bearing liabilities had an average rate of 2.44% and 1.82%, respectively.  For the six months ended June 30, 2005 and 2004, average interest bearing liabilities had an average rate of 2.23% and 1.83%, respectively. Average earning assets increased 6.70% to $166,356,198 for the three months ended June 30, 2005 compared to $155,912,171 for the three months ended June 30, 2004. Average earning assets increased 8.55% to $165,413,241 for the six months June 30, 2005 compared to $152,382,856 for the six months ended June 30, 2004. Interest bearing liabilities increased 4.94% to $136,260,478 for the six months ended June 30, 2005 compared to $129,843,801 for the six months ended June 30, 2004.

OPERATING RESULTS

Net income for the three months ended June 30, 2005, was $372,234 compared to $135,031 for the three months ended June 30, 2004. The increase of $237,203 reflects a $500,000 provision for loan losses made in the second quarter of 2004 above and beyond the normal monthly loan loss provisions as well as decreases in loan servicing fee income, mortgage underwriting fees, secondary market and gain on sale of loans resulting from the general slow down in the mortgage refinancing market during the periods, which impacted these results. On October 26, 2004, the Board of Directors of the Company’s wholly-owned subsidiary, Bank of Luxemburg, authorized an additional provision for loan losses of $500,000 above and beyond the normal monthly loan loss provision.   The 2004 additional provision related to commercial loans to two separate customers and was taken in response to a recent regulatory examination. The additional charge was reflected in the operating results for the Company’s 2004 second fiscal quarter and is not expected to result in any future cash expenditures by the Company. Gain on sale of loans, loan service fee income and mortgage underwriting fees for the secondary market decreased $30,316, $35,143 and $22,507 respectively for the three months ended June 30, 2005 compared to the three months ended June 30, 2004.  The increase in net interest income of $128,821 for the three months ended June 30, 2005, compared to the three months ended June 30, 2004 is discussed in “Net Interest Income” and “Rate/Volume Analysis” elsewhere in this report.

Total operating expenses increased 4.7% from $1,456,821 for the three months ended June 30, 2004 to $1,580,773 for the three months ended June 30, 2005.  Salaries and related benefits increased 3.6% to $887,417 for the three months ended June 30, 2005 compared to $856,209 for the three months ended June 30, 2004.  Increases over 2004 salaries were due to the following:  annual raises, the addition of three full-time equivalent employees, annual increase in insurance costs and additional employees using health insurance benefits.  Other operating expenses for the three months ended June 30, 2005 increased 43.4% to $448,257 from $312,521 for the three months ended June 30, 2004 because of increases in other real estate expenses, accounting fees, and other professional fee expenses.  The increase in accounting fees and professional fees can be attributed to increased regulation under the Sarbanes-Oxley Act and  costs associated with a proposed going-private transaction.

Net income for the six months ended June 30, 2005, was $994,554 compared to $497,921 for the six months ended June 30, 2004. The increase of $496,633 reflects the $500,000 provision for loan losses made in the second quarter of 2004 above and beyond the normal monthly loan loss provisions, as well as decreases in loan servicing fee income, mortgage underwriting fees, secondary market and gain on sale of loans resulting from the general slow down in the mortgage refinancing market during the period.    The Pulse/Discover merger payout of $181,792 contributed to the increase in income. Gain on sale of loans, loan service fee income and mortgage underwriting fees for the secondary market decreased $62,430, $66,080 and $30,269 respectively for the six months ended June 30, 2005 compared to the six months ended June 30, 2004.  The increase in net interest income of $ 436,049 for the six months ended June 30, 2005, compared to the six months ended June 30, 2004 is discussed in “Net Interest Income” and “Rate/Volume Analysis” elsewhere in this report.

Total operating expenses increased 10.6% from $2,809,271 for the six months ended June 30, 2004 to $3,106,454 for the six months ended June 30, 2005.  Salaries and related benefits increased 5.7% to $1,770,614 for the six months ended June 30, 2005 compared to $1,674,680 for the six months ended June 30, 2004.  Increases over 2004 salaries were due to the following:  annual raises, the addition of five full-time equivalent employees, annual increase in insurance and more employees using health insurance benefits.  Other operating expenses for the six months ended June 30, 2005 increased 42.3% to $822,130 from $577,894 for the six months ended June 30, 2004 because of increases in other real estate expenses, accounting fees, and other professional fee expenses.  The increase in accounting fees and professional fees can be tied to increased regulation under the Sarbanes-Oxley Act, the proposed going private transaction and various other outside service provider costs.

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

At June 30, 2005 the Company did not have any loans past due 90 days or more that were still accruing interest as compared to $15,000 of such for June 30, 2004. At June 30, 2005 the Company had one loan that met the definition of troubled debt restructuring contained in SFAS No. 15.  At June 30, 2004 the Company had two loans that met the definition of “Troubled Debt Restructuring” contained in SFAS No. 15. At June 30, 2004 the Company had eight loans totaling $2,951,000 that were considered to be impaired under SFAS Nos 114 and 118. Seven loans totaling $5,711,663 were considered to be impaired under SFAS Nos. 114 & 118 as June 30, 2005. The Bank had $1,677,221 of non-accrual loans at June 30, 2005 and $1,431,000 of non-accrual loans at June 30, 2004.

During the three months ended June 30, 2005, $105,000 was charged to the provision for loan losses compared to $575,000 for the three months ended June 30, 2004. At June 30, 2005 the allowance was $2,273,181 or 1.52% of total loans. This compares to an allowance of $1,617,000 or 1.11% of total loans as of June 30, 2004. For the three months ended June 30, 2005 the Company had net charge-offs of $15,000 compared to net charge offs of $909,000 for the three months ended June 30, 2004. For the six months ended June 30, 2005 the bank had net charge-offs of $37,000 compared to net charge-offs of $913,000 for the six months ended June 30, 2004. The majority of the $876,000 variance between the June 30, 2005 and the June 30, 2004 net charge-off amounts resulted from one large commercial loan that was charged off in June of 2004.

The following table summarizes loan charge-offs and recoveries by type of loan for the three months ended June 30, 2005 and 2004:

	Three Months Ended		Three Months Ended
Loan Type	June 30, 2005		June 30, 2004
	Charge-Off	Recovery	Charge-Off	Recovery

Real Estate	$ 0	$ 0	$ 0	$ 0
Commercial and Industrial	63,000	71,000	898,000	0
Agricultural	0	0	0	0
Consumer	33,000	10,000	18,000	7,000
TOTALS	$ 96,000	$ 81,000	$916,000	$7,000

The following table summarizes loan charge-offs and recoveries by type of loan for the six months ended June 30, 2005 and 2004:

	Six Months Ended		Six Months Ended
Loan Type	June 30, 2005		June 30, 2004
	Charge-Off	Recovery	Charge-Off	Recovery

Real Estate	$ 0	$ 0	$ 0	$ 0
Commercial and Industrial	63,000	71,000	905,000	0
Agricultural	0	0	0	0
Consumer	61,000	16,000	20,000	12,000
TOTALS	$ 124,000	$ 87,000	$925,000	$12,000

The Bank has allocated its allowance for loan losses at the end of each period presented as follows:

	June 30, 2005	June 30, 2004
		% of		% of
		Loans to		Loans to
		Total		Total
Balance at End of Period Applicable to:	Amount	Loans	Amount	Loans
Commercial and agricultural	$324,000	66%	$138,000	70%
Real estate-construction	2,000	3%	1,000	2%
Real estate-mortgage	9,000	15%	5,000	12%
Consumer	70,000	16%	79,000	16%
Total domestic	405,000	100%	223,000	100%

Specific loan allocation	1,255,000		844,000
Unallocated	613,000		550,000

TOTALS	$ 2,273,000	100%	$ 1,617,000	100%

The unallocated allowance for loan losses includes reserve allocations related to commercial loan growth, changes in lending policy and procedures, levels and trends for delinquency and non-accruals, national and local economic trends and the experience and ability of the loan department.

LIQUIDITY AND INTEREST RATE SENSITIVITY

The Company must maintain an adequate liquidity position in order to respond to the short-term demand for funds caused by withdrawals from deposit accounts, extensions of credit and for the payment of operating expenses. Maintaining this position of adequate liquidity is accomplished through the management of a combination of liquid assets; those which can be converted into cash and access to additional sources of funds.  Primary liquid assets of the Company are cash and due from banks, federal funds sold, investments held as “available for sale” and maturing loans. Federal funds purchased and loans from the Federal Home Loan Bank system represent the Company’s primary source of immediate liquidity and were maintained at a level to meet immediate needs.  Federal funds sold averaged approximately $3,233,775 and $523,233 for the three months ended June 30, 2005 and 2004, respectively.  The Company has shifted from a federal funds sold position to a federal funds purchased position for the majority of days in the second quarter of 2005. Maturities in the Company’s loan and investment portfolios are monitored regularly to avoid matching short-term deposits with long-term loans and investments. Other assets and liabilities are also monitored to provide the proper balance between liquidity, safety and profitability.  This monitoring process must be continuous due to the constant flow of cash that is inherent in a financial institution.

The Company actively manages its interest rate sensitive assets and liabilities to reduce the impact of interest rate fluctuations. In addition, the Company monitors the interest rates paid on certificates of deposit as advertised by its competitors and strives to pay competitive interest rates to retain and attract certificates of deposit. Should competitive pressures dictate, the Company may have to increase rates paid to retain the certificates of deposit that mature in the next year and any increase in interest rates paid on certificates of deposit may reduce future Company earnings. The Company also monitors the assets and liabilities that reprice each month to determine the impact on future earnings from anticipated repricings. At June 30, 2005 and 2004, the Company’s rate sensitive liabilities exceeded rate sensitive assets due within one year by $873,000 and $8,031,000, respectively.

As part of managing liquidity, the company monitors its loan to deposit ratio on a daily basis. At June 30, 2005 and 2004 the loan to deposit ratio was 95% and 96%, respectively.

The Company experienced an increase in cash and cash equivalents, its primary source of liquidity, of $913,525 for the six months ended June 30, 2005. The primary sources of cash flow for the six months ended June 30, 2005 was cash provided by a decrease in loan principal of $1,890,208 and the proceeds from the maturity of securities of $1,355,073. Cash outflow for the six months ended June 30, 2005 was primarily used for investing and financing activities, specifically the purchase of securities available for sale in the amount of $2,372,531 and principal payments on borrowed funds of $1,000,000.  The Company’s management believes its liquidity sources are adequate to meet its operating needs and does not know of any trends, events or uncertainties that may result in a significant adverse effect on the Company’s operations or liquidity position.

The following table illustrates the projected maturities and the repricing mechanisms of the major asset/liability categories of the Company as of June 30, 2005, based on certain assumptions. No prepayment rate assumptions have been made for the loan portfolio.  Maturities and repricing dates for investments have been projected by applying the assumptions set forth below to contractual maturities and repricing dates.

	1 Year or Less	1 - 5 Years	5 – 10 Years	After 10 Years

Interest Earning Assets:
Short Term Investments	$ 3,605,000
Investment Securities	1,658,000	$ 7,085,000	$ 4,426,000	$ 1,977,000
Loans
Variable Rate	16,199,000	12,916,000	667,000	2,667,000
Real Estate-Construction	4,261,000	222,000
Real Estate-Other	21,733,000			109,000
Commercial and Industrial	25,438,000	24,407,000	179,000	2,027,000
Agricultural	3,693,000	5,592,000	346,000	1,299,000
Consumer	7,972,000	14,680,000	664,000	55,000
Municipals	43,000	289,000	1,942,000
Other	561,000

Total Interest Earning Assets	$ 85,163,000	$ 65,191,000	$ 8,224,000	$ 8,134,000

Interest Bearing Liabilities:
Interest Bearing Demand				$ 9,421,000
Savings Deposits	$ 10,745,000			25,073,000
Money Market Accounts	1,482,000			3,457,000
Certificates of Deposit	52,923,000	$ 10,080,000
Jumbo CD’s	19,672,000	3,471,000
Other	1,214,000	1,001,000

Total Interest Bearing Liabilities	$ 86,036,000	$14,552,000		$37,951,000

Interest Sensitivity Gap per Period	$ (873,000)	$50,639,000	$ 8,224,000	$(29,817,000)

Cumulative Interest Sensitivity
Gap	$ (873,000)	$49,766,000	$57,990,000	$ 28,173,000

Interest Sensitivity Gap as a
Percentage of Earning Assets	(0.52)%	30.38%	4.93%	(17.89%)

Cumulative Sensitivity Gap as a
Percentage of Earning Assets	(0.52)%	29.85%	34.78%	16.90%

OFF-BALANCE SHEET ARRANGEMENTS

At June 30, 2005, there have been no substantive changes with respect to the Company’s off-balance sheet activities. See Note 2 to the Consolidated Financial Statements for a description of the Company’s financial instruments with off-balance sheet risk. Based upon the off-balance sheet arrangements with which it is presently involved, the Company does not believe that such off-balance sheet arrangements either have, or are reasonably likely to have, a material impact on its current or future financial condition, results of operation, liquidity or capital.

REGULATORY MATTERS

In December 2004, following a routine regulatory examination by the Wisconsin Department of Financial Institutions (“WDFI”) and the Federal Deposit Insurance Corporation (“FDIC”), the Bank entered into a Memorandum of Understanding (“MOU”) with the WDFI and FDIC.  The MOU requires the implementation of certain policies and procedures for the operation of the Bank to improve lending operations and management of the loan portfolio.  Specifically, the MOU requires the Bank to: 1) adopt a written plan of action to lessen the Bank’s risk position in each asset aggregating over $100,000 or more and classified as “substandard;” 2) eliminate from its books, by collection, charge-off or otherwise, all assets or portion of assets classified “Loss;” 3) take all steps necessary to eliminate technical exceptions in its supporting loan information identified during the examination; 4) require complete loan documentation, realistic repayment terms and current financial information adequate to support the outstanding indebtedness of each borrower; 5) make a provisions for loan losses to replenish the allowance for loan and lease losses for the loans charged off as a result of the examination and reflecting the potential for further losses in the remaining classified loans and other loans in the portfolio; 6) review the methodology used to calculate the adequacy of the allowance for loan and lease losses and modify the methodology to ensure the level of the allowance is commensurate with the risk in the loan portfolio; 7) cause a written review to be made of the Bank’s staffing requirements, with particular emphasis on its loan administration needs and commence a program or adequately train the number of personnel needed to comply with the results of the review; 8) formulate and implement a written profit plan; 9) correct deficiencies in its interest rate risk management practices identified during the examination; 10) correct deficiencies noted in the information technology assessment identified during the examination; 11) amend its June 30, 2004 Reports of Condition and Income (“Call Report”) filed with the FDIC to reflect an adequate provision for loan and lease losses and an allowance for loan and lease losses; 12) have such amended Call Report, provision for loan and lease losses and allowance for loan and lease losses approved by its board of directors; 13) submit quarterly progress reports to the WDFI and FDIC concerning the matters contained in the MOU; and 14) maintain Tier 1 capital of at least 8%.

Item 3.

  Controls and Procedures

(a)

The Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) as of June 30, 2005.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s current disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Management determined that there is a material weakness in the Company’s disclosure controls and procedures related to the determination of the Bank’s loan loss provision.  In October 2004, in response to a regulatory examination of the Bank, the Bank took an additional charge to its loan loss provision of $500,000, above and beyond its normal monthly provision, related to commercial loans to two separate customers.  In addition, as a result of the regulatory examination, the Bank entered into a Memorandum of Understanding with the Wisconsin Department of Financial Institutions and the Federal Deposit Insurance Corporation, as described more fully in Management’s Discussion and Analysis or Plan of Operation.

Management has taken certain action since December 31, 2004 to remediate the material weakness in the Company’s disclosure controls and procedures, and in response to the Memorandum of Understanding, as follows:

•

The senior lending officer of the Bank, along with the Credit Analyst, has established an enhanced loan loss analysis that better reflects both the asset quality of the loan portfolio and the character of the Bank’s lending activities;

•

the Bank contracted with an independent accounting firm to review and make recommendations for improvements to the Bank’s loan grading system, which have since been adopted by the Bank; and

•

the Bank engaged an independent consulting firm to review its lending operation staffing.  The consulting firm made certain staffing recommendations that have been implemented by the Bank, including the addition of an internal credit review officer, the engagement of an external credit review consultant, the addition of a loan compliance processor who is independent from the Bank’s lending function.

(b)

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the controls subsequent to the date of their evaluation.

PART II - OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

On January 7, 2005, the Company sold 2,873 shares of stock at $32.30 per share to employees of the Bank pursuant to the Company’s 2000 Employee Stock Purchase Plan.  The Plan is a qualified stock purchase plan under Section 423 of the Internal Revenue Code, and allows employees to purchase stock at 85% of fair market value.  The offering was exempt from registration under the Securities Act of 1933 pursuant to Section 3(a)(11) of the Act and Rule 147 thereunder, because all employees are residents of the State of Wisconsin.  Resale of the stock is restricted for nine (9) months to non- residents of the State of Wisconsin.

Item 6.     Exhibits

 Exhibits

31.1 Rule 13a-14(a) Certification of CEO and CFO

32.1 Section 1350 Certification of CEO and CFO

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LUXEMBURG BANCSHARES, INC.
(Registrant)

/s/ John A. Slatky
John A. Slatky,
President, Chief Executive Officer and
Chief Financial Officer

Date: August 12, 2005