Form 10KSB/A
period 2004-12-31
LUXEMBURG BANCSHARES INC
filed 2005-08-22
CIK 1037265

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-KSB/A

Amendment No. 2

to Form 10-KSB

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

EXPLANATORY NOTE

This Amendment No. 2 to the annual report on Form 10-KSB/A (“Amendment #2”) is being filed by Luxemburg Bancshares, Inc. to amend our annual report on Form 10-KSB for the fiscal year ended December 31, 2004 filed with the Securities and Exchange Commission (“SEC”) on March 31, 2005, as amended on April 29, 2005 (collectively, the “Amended Report”).  Amendment No. 2 relates to the disclosure of the terms of a Memorandum of Understanding entered into by the Company’s wholly-owned subsidiary, the Bank of Luxemburg (the “Bank”), with the Wisconsin Department of Financial Institutions and the Federal Deposit Insurance Corporation on December 21, 2004 and to management’s restated assessment of our disclosure controls and procedures as of December 31, 2004.  This restatement of our assessment related to a material weakness in our disclosure controls and procedures related to the determination of the loan loss provision of the Bank.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, Item 6 and Item 8Aof Part II of the Amended Report are hereby deleted in their entirety and replaced with the Item 6 and Item 8A included herein.  Part III is amended to add the exhibits set forth in such exhibit list included herein.

PART II

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

Year ended December 31, 2004 compared to year ended December 31, 2003.

	Increase (Decrease) in Net Interest Income
	Net	Due to	Due to
	Change	Rate	Volume
Interest Earning Assets:
Loans	$732,272	$(379,547)	$1,111,819
Taxable Investments and	(24,572)	(50,705)	26,133
Mortgage Backed
Securities
Fed Funds Sold	(24,485)	9,353	(33,838)
Municipal Loans and
Investments	(19,994)	(5,821)	(14,173)
Other	(76,545)	77,648	(154,193)
TOTAL	586,676	(349,072)	935,748

Interest Bearing Liabilities:
Interest Bearing
Demand	7,409	(2,928)	10,337
Savings	(9,865)	(62,208)	52,343
Other Time Deposits	(312,268)	(470,991)	158,723
Borrowings	(68,493)	(70,813)	2,320
TOTAL	(383,217)	(606,940)	223,723

Net Change in Net
Interest Income	$969,893	$257,868	$712,025

Year ended December 31, 2003 compared to year ended December 31, 2002.

	Increase (Decrease) in Net Interest Income
	Net	Due to	Due to
	Change	Rate	Volume
Interest Earning Assets:
Loans	$(318,736)	$(1,108,073)	$789,337
Taxable Investments and	(184,884)	(44,956)	(139,928)
Mortgage Backed
Securities
Fed Funds Sold	(5,727)	(23,164)	17,437
Municipal Loans and	3,804	(13,088)	16,892
Investments
Other	20,508	(30,226)	50,734
TOTAL	(485,035)	(1,219,507)	734,472

Interest Bearing Liabilities:
Interest Bearing
Demand	(57,569)	(71,485)	13,916
Savings	(116,787)	(182,340)	65,553
Other Time Deposits	(647,280)	(779,105)	131,825
Other	(31,747)	(28,556)	(3,191)
TOTAL	(853,383)	(1,061,486)	208,103

Net Change in Net
Interest Income	$368,348	$(158,021)	$526,369

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

The following table summarizes the maturities of time deposits of $100,000 or more as of December 31, 2004:

Time Until Maturity	Certificates of Deposit of	Other Time Deposits of
	$100,000 or More	$100,000 or More
3 months or less	$ 6,321,000	$466,000
3 through 6 months	4,166,000	289,000
6 through 12 months	7,125,000	207,000
Over 12 months	5,867,000	318,000
Totals	$23,479,000	$1,280,000

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

 (b)

There were no significant changes in the Company’s internal controls or other factors that could significantly affect the controls subsequent to the date of their evaluation.

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

10.6*	Summary of officer compensation, filed with the Company’s annual report on Form 10-KSB for fiscal year ended December 31, 2004.
10.7*	Summary of director compensation, filed with the Company’s annual report on Form 10-KSB for fiscal year ended December 31, 2004.
21	Subsidiaries of the Registrant, filed with the Company’s annual report on Form 10-KSB for fiscal year ended December 31, 2004.
31.1	Certification of CEO and CFO pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
32.1	Certification of CEO and CFO pursuant to 18 U.S.C Section 1350
99.1	Cautionary statements relating to forward looking statements and risk factors, filed with the Company’s annual report on Form 10-KSB for fiscal year ended December 31, 2004.

* A management contract or compensation plan or arrangement.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LUXEMBURG BANCSHARES, INC.

Date:  August 18, 2005

By:

/s/ John A. Slatky

John A. Slatky

President and Chief Executive Officer