Form 10QSB/A
period 2005-03-31
LUXEMBURG BANCSHARES INC
filed 2005-08-22
CIK 1037265

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington. D. C. 20549

Form 10-QSB/A

Amendment No. 1

To

Form 10-QSB

(Mark One)

[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005
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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-QSB/A (“Amendment #1”) is being filed by Luxemburg Bancshares, Inc. to amend our quarterly report on Form 10-QSB for the quarterly period ended March 31, 2005 filed with the Securities and Exchange Commission (“SEC”) on May 12, 2005 (the “Initial Report”).  Amendment No. 1 relates to a description of the terms of a Memorandum of Understanding entered into by the Company’s wholly-owned subsidiary, the Bank of Luxemburg (the “Bank”), with the Wisconsin Department of Financial Institutions and the Federal Deposit Insurance Corporation and management’s restated assessment of our disclosure controls and procedures as of March 31, 2005.  This restatement of our assessment related to a material weakness in our disclsoure controls and procedures related to the determination of the loan loss provision of the Bank.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, Item 2 and Item 3 of Part I of the Initial Report are hereby deleted in their entirety and replaced with Item 2 and Item 3 of Part I included herein, and Part II is amended to add the exhibits set forth in such exhibit list included herein.  This Amendment No. 1 does not change our previously reported financial statements and other financial disclosures contained in our Initial Report.

PART I - FINANCIAL INFORMATION

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

The following table summarizes loan charge-offs and recoveries by type of loan for the three months ended March 31, 2005 and 2004:

Loan Type	March 31, 2005		March 31, 2004
	Charge-Off	Recovery	Charge-Off	Recovery

Real Estate	0	0	7,000	0
Commercial and Industrial	0	0	7,000	0
Agricultural	0	0	0	0
Consumer	28,000	6,000	2,000	5,000

TOTALS	$ 28,000	$ 6,000	$9,000	$5,000

The Bank has allocated its allowance for loan losses at the end of each period presented as follows:

	March 31, 2005	March 31, 2004
		% of		% of
		Loans to		Loans to
Balance at End of Period Applicable to:		Total		Total
	Amount	Loans	Amount	Loans
Commercial and agricultural	$332,000	68%	$189,000	70%
Real estate-construction	2,000	3%	6,000	2%
Real estate-mortgage	8,000	13%	33,000	12%
Consumer	69,000	16%	45,000	16%

Total Domestic	411,000		273,000

Specific Loan Allocation	1,160,000		1,063,000
Unallocated	612,000		615,000

TOTALS	$ 2,183,000	100%	$ 1,951,000	100%

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

(b)

Except as noted above, there were no significant changes in the Company’s internal controls or in other factors that could significantly affect the controls subsequent to the date of their evaluation.

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

   and Chief Financial Officer

Date:   August 18, 2005